Form 10-Q
period 1999-07-18
LUIGINOS INC
filed 1999-08-25
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 18, 1999

                                       or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the transition period from ___ to ___

                       Commission file number: 333-76569

                                 Luigino's, Inc.
             (Exact name of registrant as specified in its charter)

             Minnesota                             59-3015985
   (State of other jurisdiction                 (I.R.S. Employer
of incorporation or organization)              Identification No.)

                                      2038
                (Primary Standard Industrial Classification Code)

                              525 Lake Avenue South
                                Duluth, MN 55802
                                 (218) 723-5555
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices.)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____

     On August 20, 1999, the registrant had 1,000 outstanding share of common stock, $.01 par value.

                                 LUIGINO'S, INC.
                                      Index

PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1. Financial Statements (Unaudited)

        Balance Sheets as of January 3, 1999 and July 18, 1999
                 (Unaudited)............................................  3

        Statements of Operations for the second fiscal quarter ended and year to date ended July 19, 1998 and July 18,
                 1999 (Unaudited).......................................  4

        Statements of Cash Flows for year to date ended July 19, 1998 and July 18, 1999 (Unaudited)..........................  5

        Notes to Financial Statements (Unaudited).......................  6

Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14


PART II - OTHER INFORMATION

Item 5. Other Information............................................... 14

Item 6. Exhibits and Reports on Form 8-K................................ 14

Part 1 - Financial Information
Item 1.  Financial Statements

                                 LUIGINO'S, INC.
                                 Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                    January 3,   July 18,
                                                                       1999        1999
                                                                    ---------    ---------
                                                                                (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents .................................   $   1,193    $     903
      Receivables, net of allowance for doubtful accounts
        of $150 and $145, respectively ..........................      19,709       18,128
      Inventories ...............................................      15,548       19,454
      Prepaid expenses and other ................................       1,179        1,730
                                                                    ---------    ---------
           Total current assets .................................      37,629       40,215
                                                                    ---------    ---------

Property, Plant and Equipment:
      Land ......................................................          22           22
      Buildings and improvements ................................      16,720       16,755
      Machinery and equipment ...................................      77,510       93,831
      Office equipment and leasehold improvements ...............       2,705        3,731
      Construction in progress ..................................       2,916           26
      Less - - Accumulated depreciation .........................     (24,491)     (29,985)
                                                                    ---------    ---------
           Net property, plant and equipment ....................      75,382       84,380
                                                                    ---------    ---------

Other Assets:
      Notes receivable from principal stockholder ...............       8,809        5,471
      Restricted cash ...........................................         745          717
      Other .....................................................       1,956        5,334
                                                                    ---------    ---------
           Total other assets ...................................      11,510       11,522
                                                                    ---------    ---------
Total Assets ....................................................   $ 124,521    $ 136,117
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt ......................   $   9,398    $   3,109
      Accounts payable ..........................................      16,942       14,021
      Accrued expenses - -
           Accrued payroll and benefits .........................       5,118        3,137
           Accrued promotions and other .........................       6,437        5,320
           Accrued interest .....................................         227        4,650
                                                                    ---------    ---------
           Total current liabilities ............................      38,122       30,237

Long-Term Debt, less current maturities .........................      76,136      117,464
                                                                    ---------    ---------
           Total liabilities ....................................     114,258      147,701
                                                                    ---------    ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
      Common stocks - -
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding ..................        --           --
           Nonvoting, $1 stated par value, 900 shares authorized;           1            1
             900 shares issued and outstanding
      Additional paid-in capital ................................         655          655
      Retained earnings (deficit) ...............................       9,607      (12,240)
                                                                    ---------    ---------
           Total stockholders' equity (deficit) .................      10,263      (11,584)
                                                                    ---------    ---------
Total Liabilities and Stockholders' Equity (Deficit) ............   $ 124,521    $ 136,117
                                                                    =========    =========

Note: The balance sheet at January 3, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 LUIGINO'S, INC.
                            Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                       Second Fiscal Quarter Ended                  Year to Date Ended
                                    ---------------------------------       ---------------------------------
                                    July 19, 1998       July 18, 1999       July 19, 1998       July 18, 1999
                                    -------------       -------------       -------------       -------------
Net Sales .........................   $  49,363            $  59,237          $ 112,320            $ 134,883
Cost of Goods Sold ................      27,747               33,379             63,919               77,970
                                      ---------            ---------          ---------            ---------
      Gross profit ................      21,616               25,858             48,401               56,913
                                      ---------            ---------          ---------            ---------

Operating (Income) Expenses:
      Selling and promotional .....      11,627               20,426             24,710               46,004
      General and administrative          4,882                5,400             11,269               12,493
      Hibbing Settlement (Note 6)..        --                   (776)              --                   (776)
                                      ---------            ---------          ---------            ---------
      Total operating expenses ....      16,509               25,050             35,979               57,721
                                      ---------            ---------          ---------            ---------

      Operating income (loss) .....       5,107                  808             12,422                 (808)

Other Income (Expense):
      Interest expense ............      (1,489)              (2,958)            (3,332)              (6,428)
      Interest income .............         135                   76                285                  231
      Other, net ..................         (37)                  22                 32                  159
                                      ---------            ---------          ---------            ---------
      Total other expense .........      (1,391)              (2,860)            (3,015)              (6,038)
                                      ---------            ---------          ---------            ---------

Net Income (Loss) .................   $   3,716            $  (2,052)         $   9,407            $  (6,846)
                                      =========            =========          =========            =========

                             See accompanying notes

                                 LUIGINO'S, INC.
                            Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               Year to Date Ended
                                                                       ----------------------------------
                                                                       July 19, 1998        July 18, 1999
                                                                       -------------        -------------
Operating Activities:
     Net income (loss) ...............................................    $   9,407          $  (6,846)
     Adjustments to net income (loss) provided
         by (used in) operating activities -
         Depreciation and amortization ...............................        3,932              6,092
         Changes in operating assets and liabilities:
              Receivables ............................................        2,622              1,581
              Inventories ............................................         (480)            (3,906)
              Prepaid expenses and other .............................          (96)              (551)
              Accounts payable and accrued expenses ..................         (889)            (1,597)
                                                                          ---------          ---------
                 Net cash provided by (used in) operating activities..       14,496             (5,227)
                                                                          ---------          ---------
Investing Activities:
     Purchases of property, plant and equipment ......................      (25,087)           (14,491)
     Purchases of other assets .......................................         (474)              (396)
                                                                          ---------          ---------
                 Net cash used in investing activities ...............      (25,561)           (14,887)
                                                                          ---------          ---------
Financing Activities:
     Borrowings on revolving credit agreement ........................       25,600             30,600
     Payments on revolving credit agreement ..........................      (16,900)           (41,800)
     Proceeds from debt ..............................................       11,719            100,000
     Repayments of debt ..............................................       (4,299)           (53,762)
     Increase in deferred financing costs ............................          (15)            (3,580)
     Decrease in restricted cash .....................................          269                 28
     Decrease (increase) of notes receivable .........................         (266)             3,338
     Distributions to stockholders ...................................       (9,433)           (15,000)
                                                                          ---------          ---------
                 Net cash provided by financing activities ...........        6,675             19,824
                                                                          ---------          ---------

Decrease in cash and cash equivalents ................................       (4,390)              (290)
Cash and cash equivalents, beginning of period .......................        5,157              1,193
                                                                          ---------          ---------
Cash and cash equivalents, end of period .............................    $     767          $     903
                                                                          =========          =========

Supplemental Information:
     Interest paid ...................................................    $   4,060          $   2,006
                                                                          =========          =========

                             See accompanying notes

                                 LUIGINO'S, INC.

                          Notes to Financial Statements
                                   (Unaudited)
                             (Dollars in Thousands)

1.   Operations:

Luigino's, Inc. (the "Company"), a Minnesota corporation, manufactures food products primarily under the Michelina's label at production facilities located in Minnesota and Ohio. Its products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.   Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting solely of normal recurring items considered necessary for a fair presentation have been included.

Operating results for the year to date period ended July 18, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form S-4 for the year ended January 3, 1999.

3.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

4.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                January 3, 1999           July 18, 1999
                                ---------------           -------------
     Raw Materials...........       $ 7,266                  $ 8,501
     Finished Goods..........         6,249                    7,658
     Packaging Supplies......         2,033                    3,295
                                    -------                  -------
                                    $15,548                  $19,454
                                    =======                  =======

5.   Long-Term Debt:

On February 4, 1999, the Company amended and restated its existing senior credit facility with a group of banks to provide for a $50,000 revolving line of credit due January 31, 2004 and issued $100,000 10.0% senior subordinated notes due February 1, 2006. The Company used the proceeds of the senior subordinated notes to retire the outstanding debt under the existing credit facility of $63,900, to pay the outstanding balances on certain operating leases and other indebtedness of $13,875 and to make a $15,000 distribution to its stockholders. The amended and restated credit facility requires the Company to meet certain financial and non-financial covenants under substantially the same terms and conditions as required by the previous credit facility.

The senior subordinated notes were issued pursuant to an indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. The senior subordinated notes are due February 1, 2006 and may be redeemed by the Company for a premium after March 1, 2003. The Company may also redeem up to $35,000 of the senior subordinated notes with net cash proceeds of any public offerings of Common Stock at any time prior to February 1, 2002 at a redemption price of 110% of the principal amount redeemed, provided that such redemption occurs within 45 days of the closing of such public offering.

6.   Hibbing Settlement:

During 1996, the Company entered into an agreement with the Office of the Commissioner of the Iron Range Resources and Rehabilitation Boards ("IRRRB") with respect to the construction of a manufacturing facility in Hibbing, Minnesota. As of January 3, 1999 the Company had invested $4,722 in the project. In November 1998, the IRRRB made a claim that the Company had not commenced construction as required by the 1996 agreement, and demanded that the Company convey the property to the IRRRB and pay liquidated damages of $350. Because of the uncertainty of the resolution of this matter, the Company established a reserve of $5,172 in 1998, including a non-cash charge of $4,722 for the impaired assets and $450 for potential liquidated damages and other costs. On April 27, 1999, the IRRRB and the Company entered into a settlement agreement under which the Company agreed to convey the property to the IRRRB, and the IRRRB agreed to pay the Company $550 and release the claims against the Company for payment of $350 in liquidated damages. This income was partially offset by additional expenses of $100 required to settle the claim. The Company has reflected the adjustments to this reserve as Hibbing Settlement on the Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of Luigino's, Inc. (the "Company" or "Luigino's") should be read in conjunction with the Company's Financial Statements and Notes thereto.

Results of Operations

     The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                     Second Fiscal Quarter Ended           Year to Date Ended
                                    -----------------------------     -----------------------------
                                    July 19, 1998   July 18, 1999     July 19, 1998   July 18, 1999
                                    -------------   -------------     -------------   -------------
Net Sales.........................      100.0%          100.0%             100.0%          100.0%
Cost of Goods Sold................       56.2            56.3               56.9            57.8
                                        -----           -----              -----           -----
      Gross profit................       43.8            43.7               43.1            42.2

Operating (Income) Expenses:
      Selling and promotional.....       23.6            34.5               22.0            34.1
      General and administrative..        9.9             9.1               10.0             9.3
      Hibbing Settlement..........        0.0            (1.3)               0.0            (0.6)
                                        -----           -----              -----           -----
      Total operating expenses....       33.5            42.3               32.0            42.8

      Operating income (loss).....       10.3             1.4               11.1            (0.6)

Other Income (Expense):
      Interest expense............       (3.0)           (5.0)              (3.0)           (4.8)
      Interest income.............        0.3             0.1                0.3             0.2
      Other, net..................       (0.1)            0.0                0.0             0.1
                                        -----           -----              -----           -----
           Total other expense....       (2.8)           (4.9)              (2.7)           (4.5)
                                        -----           -----              -----           -----

Net Income (Loss) ................        7.5%           (3.5)%              8.4%           (5.1)%
                                        =====           =====              =====           =====

Second Fiscal Quarter 1999 compared to Second Fiscal Quarter 1998

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                                                Second Fiscal Quarter Ended
                                             ---------------------------------        Percentage
                                             July 19, 1998       July 18, 1999          Change
                                             -------------       -------------        ----------
                                                 (Dollars in thousands)
Green Label...........................            $26,345             $25,836            (1.9)%
Red Label.............................              7,338               7,787             6.1
Signature.............................                  -               9,444           100.0
Black Label...........................              6,395               6,926             8.3
Blue Label............................              7,312               5,550           (24.1)
Snacks................................              1,705               3,694           116.7
Co-Pack...............................                268                   -          (100.0)
                                                  -------             -------          ------
                                                  $49,363             $59,237            20.0%
                                                  =======             =======          ======

     Total net sales for the second quarter of 1999 increased 20.0% or $9.8 million, to $59.2 million from $49.4 million in the second quarter of 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $9.4 million in the second quarter of 1999. Red Label and Black Label net sales both increased $0.5 million. Snacks net sales increased $2.0 million as a result of new product introductions. These increases were partially offset by a decrease in Green Label net sales of $0.5 million, a decrease in Blue Label net sales of $1.8 million as a result of distribution losses on the west coast and the elimination of co-pack sales. The elimination of co-pack sales was a result of the expiration of our co-pack agreement with Pillsbury in the first quarter of 1998.

     Canadian net sales contributed 8.8%, or $5.2 million, to our net sales for the second quarter of 1999 compared to 9.8%, or $4.8 million, for the second quarter of 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded in Red Label, Black Label and Snacks and through introduction of the Signature line. These increases were partially offset by volume decreases in Green Label, Blue Label and co-pack. Price increases in Green Label and Snacks were partially offset by price decreases in Green Label, Red Label, Black Label and Blue Label. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line:

                                                          Second Fiscal Quarter Ended
                                                    July 18, 1999 compared to July 19, 1998
                                           --------------------------------------------------------
                                              Percentage            Percentage
                                           Increase (Decrease)   Increase (Decrease)     Percentage
                                            in Sales due to      in Sales due to           Change
                                             Volume Change         Price Change           in Sales
                                           ------------------    -------------------     -----------
Green Label..........................            (2.4)%                 0.5%               (1.9)%
Red Label............................             8.5                  (2.4)                6.1
Signature............................           100.0                   0.0               100.0
Black Label..........................            11.2                  (2.9)                8.3
Blue Label...........................           (21.7)                 (2.4)              (24.1)
Snacks...............................            84.1                  32.6               116.7
Co-Pack..............................          (100.0)                  0.0              (100.0)
                                               ------                  ----              ------
                                                 19.7%                  0.3%               20.0%
                                               ======                  ====              ======

     Gross Profit. Gross profit in the second quarter of 1999 increased 19.6%, or $4.3 million, from $21.6 million in the second quarter of 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the second quarter of 1999 decreased to 43.7% of net sales from 43.8% in the second quarter of 1998.

     Selling and Promotional Expenses. Selling and promotional expenses for the second quarter of 1999 increased 75.9%, or $8.8 million, to $20.4 million from $11.6 million in the second quarter of 1998. The increase resulted primarily from a $2.4 million increase in slotting spending related to Signature and Snack product line introductions, a $3.7 million increase in advertising and a $2.7 million increase in trade promotion. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 1999 increased 10.6%, or $0.5 million, to $5.4 million from $4.9 million in the second quarter of 1998. The increase was a result of increased salaries and related costs of $0.4 million, increased travel and related expenses of $0.1 million, increased market research and professional fees of $0.3 million, increased outside finished goods storage of $0.1 million and increased amortization and depreciation expense of $0.1 million, partially offset by a decrease in the bonus accrual of $0.5 million.

     Hibbing Settlement. During the second quarter of 1999, we reversed charges of $0.8 million recorded in fiscal year 1998 related to the November 1998 claim made by the Iron Range Resources and

Rehabilitation Board (IRRRB). On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income. Operating income for the second quarter of 1999 decreased 84.3%, or $4.3 million, to $0.8 million from $5.1 million in the second quarter of 1998. As a percentage of net sales, operating income decreased to 1.4% of net sales in the second quarter of 1999 compared to 10.3% in the second quarter of 1998. The decrease resulted from the $8.8 million increase in selling and promotional expenses, and the $0.5 million increase in general and administrative expenses, offset by the $4.2 million increase in gross profit and the $0.8 million income from the Hibbing settlement.

     Interest Expense. Interest expense for the second quarter of 1999 increased 98.7%, or $1.5 million, to $3.0 million from $1.5 million in the second quarter of 1998. The increase was a result of the senior debt offering interest of $2.3 million, partially offset by the decrease in the interest related to the debt extinguished by the offering proceeds.

     Interest Income. Interest income was $0.1 million for the second quarter of 1999 and the second quarter of 1998.

     Net Income (Loss). For the reasons stated above, net loss for the second quarter of 1999 decreased 155.2%, or $5.8 million, to $(2.1) million as compared to net income of $3.7 million in the second quarter of 1998. As a percentage of net sales, net income (loss) decreased to (3.5)% of net sales in the second quarter of 1999 compared to 7.5% in the first quarter of 1998.

Twenty-eight weeks ended July 18, 1999 compared to the twenty-eight weeks ended July 19, 1998

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                       Year to Date Ended
                 ---------------------------------      Percentage
                 July 19, 1998       July 18, 1999        Change
                 -------------       -------------      ----------
                      (Dollars in thousands)

Green Label....     $ 57,124            $ 61,019            6.8%
Red Label......       19,008              19,169            0.8
Signature......            -              17,592          100.0
Black Label....       13,824              15,495           12.1
Blue Label.....       16,586              13,913          (16.1)
Snacks.........        4,772               7,695           61.3
Co-Pack........        1,006                   -         (100.0)
                    --------            --------         ------
                    $112,320            $134,883           20.1%
                    ========            ========         ======

     Total net sales for the twenty-eight weeks ended July 18, 1999 increased 20.1%, or $22.6 million, to $134.9 million from $112.3 million for the twenty-eight weeks ended July 19, 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $17.6 for the twenty-eight weeks ended July 18, 1999. Green Label net sales increased $3.9 million due to an increase in family size products net sales and continued growth in both Canada and the U.S. Black Label net sales increased $1.7 million as a result of marketing efforts to reposition this product line. Snack net sales increased $2.9 million as a result of new product introductions. These increases were partially offset by a decrease in Blue Label net sales of $2.7 million as a result of distribution losses on the west coast and the elimination of co-pack sales. The elimination of co-pack sales was a result of the expiration of our co-pack agreement with Pillsbury in the first quarter of 1998.

     Canadian net sales contributed 11.1%, or $15.0 million, to our net sales for the twenty-eight weeks ended July 18, 1999 compared to 10.1%, or $11.4 million, for the twenty-eight weeks ended July 19, 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded in Green Label, Red Label, Black Label and Snacks and through introduction of the Signature line. These increases were partially offset by volume decreases in Blue Label and co-pack. Price decreases in Green Label, Red Label, Black Label and Blue Label were partially offset by a price increase in Snacks. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line:

                                        Year to Date Ended
                            July 18, 1999 compared to July 19, 1998
                  ------------------------------------------------------------
                     Percentage            Percentage
                  Increase (Decrease)   Increase (Decrease)     Percentage
                   in Sales due to        in Sales due to         Change
                    Volume Change           Price Change          in Sales
                  -------------------   -------------------     -----------

Green Label.....           6.9%                 (0.1)%               6.8%
Red Label.......           0.9                  (0.1)                0.8
Signature.......         100.0                   0.0               100.0
Black Label.....          16.6                  (4.5)               12.1
Blue Label......         (11.6)                 (4.5)              (16.1)
Snacks..........          39.3                  22.0                61.3
Co-Pack.........        (100.0)                  0.0              (100.0)
                        ------                  ----              ------
                          20.4%                 (0.3)%              20.1%
                        ======                  ====              ======

     Gross Profit. Gross profit for the twenty-eight weeks ended July 18, 1999 increased 17.6%, or $8.5 million, from $48.4 million for the twenty-eight weeks ended July 19, 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the twenty-eight weeks ended July 18, 1999 decreased to 42.2% of net sales from 43.1% for the twenty-eight weeks ended July 19, 1998.

     Selling and Promotional Expenses. Selling and promotional expenses for the twenty-eight weeks ended July 18, 1999 increased 86.2%, or $21.3 million, to $46.0 million from $24.7 million for the twenty-eight weeks ended July 19, 1998. The increase resulted primarily from a $11.4 million increase in slotting spending related to Signature and Snack product line introductions, a $4.1 million increase in advertising expenses and a $4.1 million increase in trade promotion.

     General and Administrative Expenses. General and administrative expenses for the twenty-eight weeks ended July 18, 1999 increased 10.9%, or $1.2 million, to $12.5 million from $11.3 million for the twenty-eight weeks ended July 19, 1998. The increase was a result of increased salaries and related costs of $0.8 million, increased travel and related expenses of $0.3 million, increased outside finished goods storage of $0.2 million, increased marketing research and professional fees of $0.4 million and increased amortization and depreciation expense of $0.2 million, partially offset by a decrease in the bonus accrual of $0.8 million.

     Hibbing Settlement. During the second quarter of 1999, we reversed charges of $0.8 million recorded in fiscal year 1998 related to the November 1998 claim made by the IRRRB. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income (Loss). Operating loss for the twenty-eight weeks ended July 18, 1999 decreased 106.5%, or $13.2 million, to ($0.8) million as compared to operating income of $12.4 million for the twenty-eight weeks ended July 19, 1998. As a percentage of net sales, operating income (loss) decreased to (0.6)% of net sales for the twenty-eight weeks ended July 18, 1999 compared to 11.1% for the twenty-eight weeks ended July 19, 1998. The decrease resulted from the $21.3 million increase in selling and promotional expenses, and the $1.2 million increase in general and administrative expenses, offset by the $8.5 million increase in gross profit and the $0.8 million income from the Hibbing Settlement.

     Interest Expense. Interest expense for the twenty-eight weeks ended July 18, 1999 increased 92.9%, or $3.1 million, to $6.4 million from $3.3 million for the twenty-eight weeks ended July 19, 1998. The increase was a result of the senior debt offering interest of $4.5 million, partially offset by the decrease in the interest related to the debt extinguished by the offering proceeds.

     Interest Income. Interest income was $0.2 million for the twenty-eight weeks ended July 18, 1999 and $0.3 million for the twenty-eight weeks ended July 19, 1998.

     Other Income. Other income was $0.2 million for the twenty-eight weeks ended July 18, 1999 and $0.1 million for the twenty-eight weeks ended July 19, 1998. Other income resulted from cash discounts earned from vendors offset by miscellaneous state franchise and Canadian taxes.

     Net Income (Loss). For the reasons stated above, net loss for the twenty-eight weeks ended July 18, 1999 decreased 172.8%, or $16.2 million, to $(6.8) million as compared to net income of $9.4 million for the twenty-eight weeks ended July 19, 1998. As a percentage of net sales, net income (loss) decreased to (5.1)% of net sales for the twenty-eight weeks ended July 18, 1999 compared to 8.4% for the twenty-eight weeks ended July 19, 1998.

Liquidity and Capital Resources

     We used $5.2 million of cash from operating activities for the twenty-eight weeks ended July 18, 1999 compared to generating $14.5 million for the twenty-eight weeks ended July 19, 1998. The increase in cash used resulted from decreased net earnings due to slotting expenses related to new product introductions, higher interest expense and to increased working capital requirements for 1999.

     Investing activities used $14.9 million of cash for the twenty-eight weeks ended July 18, 1999 and $25.6 million for the twenty-eight weeks ended July 19, 1998. The twenty-eight weeks ended July 18, 1999 included $5.9 million in buyouts of equipment under operating leases and $8.6 million in machinery and equipment purchases.

     Financing activities generated $19.8 million of cash for the twenty-eight weeks ended July 18, 1999 compared to $6.7 million for the twenty-eight weeks ended July 19, 1998. The twenty-eight weeks ended July 18, 1999 includes a $100.0 million increase in debt related to the senior subordinated notes, offset by a $65.0 million reduction in other debt, a $3.6 million increase in deferred financing costs, a $3.3 million shareholder notes receivable collection and a $15.0 million increase in distribution of earnings previously taxed to the shareholders.

     1999 Planned Expenditures and Buyout of Operating Leases. As a part of our strategic growth plan, we incurred approximately $4.5 million for advertising to build brand awareness and $14.9 million for slotting expenses for the twenty-eight weeks ended July 18, 1999. Our management has discretion on the amount and timing of advertising expenditures and whether to continue them. We are planning to incur approximately $3.1 million in additional slotting expenses in 1999 to introduce new products and increase product penetration. We intend to finance these expenditures through internally generated funds and borrowings under our revolving credit agreement.

     We anticipate continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, we will continue to make quarterly distributions to our shareholders based upon their estimated tax liabilities.

     Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our credit agreement, will be adequate to meet our future liquidity needs for at least the next several years. We may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

Year 2000 Issues

     State of Readiness. Luigino's has a Year 2000 project team comprised of key members of our management information systems department and key management personnel. The project team has analyzed our computer systems for Year 2000 compliance, and as a result of that analysis, we have installed a state of the art Enterprise Resource Planning ("ERP") software package to replace our current financial accounting package, which is not Year 2000 compliant. The new software will also provide us with integration of capabilities currently available on our system but not in an integrated package, including production planning and manufacturing control, materials management, logistics and distribution, plant maintenance, and treasury management and international accounting capabilities.

     We have completed our review of non-information systems, such as manufacturing and storage systems, which rely on embedded chips or similar devices. We are working with our key suppliers to ensure that equipment and systems used in the delivery of products and services to us are Year 2000 compliant and that they are identifying and addressing all issues with their equipment and systems to ensure that they properly function for the year 2000. Currently, we have received adequate assurances from suppliers representing approximately 67% of our purchases that their equipment and systems used in the delivery of products and services to us are Year 2000 compliant. It is possible that computer systems or software products of our suppliers may not accept input of, store, manipulate and output dates before the Year 2000 or thereafter without error or interruption.

     Costs Associated with Year 2000 Compliance. The total cost of conversion to the new ERP system, including equipment, software, consulting and training, was $2.0 million, which was funded through operating cash flows. The expenses and liabilities to which we may become subject as a result of date-handling problems of our suppliers and customers, and remedying problems that are discovered, cannot be estimated at this time to any degree of accuracy.

     Risks Associated with Year 2000 Issues. We believe our exposure with respect to the Year 2000 issues of our suppliers and customers is minimal. There can be no assurance, however, that we will identify all date-handling problems of our suppliers and customers in advance of their occurrence, or that we will be able to successfully remedy problems that are discovered, and our efforts to identify and address such problems, or the expenses or liabilities to which we may become subject as a result of such problems, could have a material adverse effect on Luigino's.

     Contingency Plans. We have completed installation of the enterprise resource planning system. We intend to work with non-compliant current vendors and suppliers as necessary to prevent interruption of our business, and to identify alternate vendors and service providers where necessary.

Cautionary Statement

     This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

     We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our sales or profitability.

Market Risk Considerations

     Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain cash and cash equivalents and other financial instruments with various financial institutions. Our policy is to limit exposure to any one institution. When we formulate our investment strategy we consider our periodic evaluations of the relative credit standing of these financial institutions. Our concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising our customer base. As of July 18, 1999, we had an exclusive distribution agreement with J.M. Schneider Corporation in Canada which accounted for 11.1% of our net sales for the twenty-eight weeks ended July 18, 1999. We do not currently foresee a credit risk with this distributor.

     Interest Rate Swap. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. Our exposure to market risk for change in interest rates relates primarily to our long-term debt obligations. At July 18, 1999, the total notional amount of our interest rate swap agreement was $25.0 million.

PART II - OTHER INFORMATION

Item 5. Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation and Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

         Number         Description
         ------         -----------

          10.1 Amendment No. 3 to Amended and Restated Credit Agreement, dated July 16, 1999, The First National Bank of Chicago, as Agent, and the lenders named therein.

          10.2 Amendment No. 4 to Amended and Restated Credit Agreement, dated July 17, 1999, The First National Bank of Chicago, as Agent, and the lenders named therein.

          27.1          Financial Data Schedule

          99.1 Cautionary Statements for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

        (b)  Reports of Form 8-K

        There were no reports on Form 8-K filed for the twenty-eight weeks ended July 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LUIGINO'S, INC.

Date: August 25, 1999                   By: /s/ Joel Kozlak
                                           ---------------------------------
                                           Joel C. Kozlak
                                           Chief Financial Officer (principal
                                           financial and accounting officer)