Form 10-Q
period 1999-10-10
LUIGINOS INC
filed 1999-11-16
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended October 10, 1999
                                       or

[ ]    Transition report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file number: 333-76569

                                 Luigino's, Inc.
             (Exact name of registrant as specified in its charter)

          Minnesota                         2038                  59-3015985
(State of other jurisdiction of  (Primary Standard Industrial  (I.R.S. Employer
 incorporation or organization)       Classification Code)   Identification No.)

                              525 Lake Avenue South
                                Duluth, MN 55802
                                 (218) 723-5555
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices.)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common                                      1,000
------------------------------------       ----------------------------------
             (Class)                       (Outstanding at November 12, 1999)

                                 LUIGINO'S, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of October 10, 1999 (Unaudited) and January 3,
           1999............................................................    3

        Statements of Operations for the third fiscal quarter ended and year to date ended October 10, 1999 and October 11, 1998
           (Unaudited).....................................................    4

        Statements of Cash Flows for year to date ended October 10, 1999
           and October 11, 1998 (Unaudited)................................    5

        Notes to Financial Statements (Unaudited)..........................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   14


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................   14

Item 5. Other Information..................................................   14

Item 6. Exhibits and Reports on Form 8-K...................................   15

Part 1 - Financial Information
Item 1.  Financial Statements

                                 LUIGINO'S, INC.
                                 Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                   October 10,   January 3,
                                                                      1999          1999
                                                                    ---------    ---------
                                                                   (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents.................................    $     617    $   1,193
      Receivables, net of allowance for doubtful accounts
        of $150 and $145, respectively..........................       21,473       19,709
      Inventories...............................................       20,296       15,548
      Prepaid expenses and other................................        1,766        1,179
                                                                    ---------    ---------
           Total current assets.................................       44,152       37,629
                                                                    ---------    ---------
Property, Plant and Equipment:
      Land......................................................           22           22
      Buildings and improvements................................       17,206       16,720
      Machinery and equipment...................................       96,319       77,510
      Office equipment and leasehold improvements...............        4,415        2,705
      Construction in progress..................................        1,040        2,916
      Less - - Accumulated depreciation.........................      (32,158)     (24,491)
                                                                    ---------    ---------
           Net property, plant and equipment....................       86,844       75,382
                                                                    ---------    ---------

Other Assets:
      Notes receivable from principal stockholder...............        5,472        8,809
      Restricted cash...........................................          717          745
      Other.....................................................        5,309        1,956
                                                                    ---------    ---------
           Total other assets...................................       11,498       11,510
                                                                    ---------    ---------
Total Assets....................................................    $ 142,494    $ 124,521
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt......................    $   2,697    $   9,398
      Accounts payable..........................................       14,396       16,942
      Accrued expenses - -
           Accrued payroll and benefits.........................        2,851        5,118
           Accrued promotions and other.........................        4,038        6,437
           Accrued interest.....................................        2,109          227
                                                                    ---------    ---------
           Total current liabilities............................       26,091       38,122

Long-Term Debt, less current maturities.........................      127,032       76,136
                                                                    ---------    ---------
           Total liabilities....................................      153,123      114,258
                                                                    ---------    ---------
Commitments and Contingencies

Stockholders' Equity (Deficit):
      Common stocks - -
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding..................         --           --
           Nonvoting, $1 stated par value, 900 shares authorized;
             900 shares issued and outstanding..................            1            1
      Additional paid-in capital................................          655          655
      Retained earnings (deficit)...............................      (11,285)       9,607
                                                                    ---------    ---------
           Total stockholders' equity (deficit).................      (10,629)      10,263
                                                                    ---------    ---------
Total Liabilities and Stockholders' Equity (Deficit)............    $ 142,494    $ 124,521
                                                                    =========    =========

                           See accompanying notes

                                 LUIGINO'S, INC.
                            Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                      Third Fiscal Quarter Ended              Year to Date Ended
                                  ----------------------------------  ----------------------------------
                                  October 10, 1999  October 11, 1998  October 10, 1999  October 11, 1998
                                  ----------------  ----------------  ----------------  ----------------
Net Sales.........................     $  59,741        $  44,466        $ 194,624        $ 156,786
Cost of Goods Sold................        35,352           23,388          113,322           87,307
                                       ---------        ---------        ---------        ---------
      Gross profit................        24,389           21,078           81,302           69,479
                                       ---------        ---------        ---------        ---------

Operating (Income) Expenses:
      Selling and promotional.....        15,105           12,208           61,109           36,918
      General and administrative..         5,344            4,891           17,837           16,160
      Hibbing Settlement..........          --              5,172             (776)           5,172
                                       ---------        ---------        ---------        ---------
      Total operating expenses....        20,449           22,271           78,170           58,250
                                       ---------        ---------        ---------        ---------

      Operating income (loss).....         3,940           (1,193)           3,132           11,229

Other Income (Expense):
      Interest expense............        (3,104)          (1,637)          (9,532)          (4,968)
      Interest Income.............            72              117              303              402
      Other, net..................            46             (202)             205             (171)
                                       ---------        ---------        ---------        ---------
      Total other expense.........        (2,986)          (1,722)          (9,024)          (4,737)
                                       ---------        ---------        ---------        ---------

Net Income (Loss).................     $     954        $  (2,915)       $  (5,892)       $   6,492
                                       =========        =========        =========        =========

                             See accompanying notes

                                 LUIGINO'S, INC.
                            Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               Year to Date Ended
                                                                      ------------------------------------
                                                                      October 10, 1999    October 11, 1998
                                                                      ----------------    ----------------
Operating Activities:
     Net income (loss) .............................................      $  (5,892)          $   6,492
     Adjustments to net income (loss) provided
         by (used in) operating activities -
         Depreciation and amortization .............................          8,600               5,906
         Changes in operating assets and liabilities:
              Receivables ..........................................         (1,764)              3,104
              Inventories ..........................................         (4,748)             (2,199)
              Prepaid expenses and other ...........................           (587)                 40
              Accounts payable and accrued expenses ................         (5,330)             (1,696)
                                                                          ---------           ---------

                 Net cash provided by (used in) operating activities         (9,721)             11,647
                                                                          ---------           ---------

Investing Activities:
     Purchases of property, plant and equipment ....................        (19,127)            (21,765)
     Purchases of other assets .....................................           (630)               (619)
                                                                          ---------           ---------

                 Net cash used in investing activities .............        (19,757)            (22,384)
                                                                          ---------           ---------

Financing Activities:
     Borrowings on revolving credit agreement ......................         60,600              40,900
     Payments on revolving credit agreement ........................        (61,600)            (25,500)
     Proceeds from debt ............................................        100,000              11,719
     Repayments of debt ............................................        (54,805)             (6,231)
     Increase in deferred financing costs ..........................         (3,658)                (18)
     Decrease in restricted cash ...................................             28                 269
     Decrease (increase) of notes receivable .......................          3,337                 (33)
     Distributions to stockholders .................................        (15,000)            (13,199)
                                                                          ---------           ---------

                 Net cash provided by financing activities .........         28,902               7,907
                                                                          ---------           ---------


Decrease in cash and cash equivalents ..............................           (576)             (2,830)
Cash and cash equivalents, beginning of period .....................          1,193               5,157
                                                                          ---------           ---------

Cash and cash equivalents, end of period ...........................      $     617           $   2,327
                                                                          =========           =========

Supplemental Information:
              Interest paid ........................................      $   7,137           $   5,602
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

Operating results for the year to date period ended October 10, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. Certain amounts in the financial statements for prior quarters have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form S-4 as amended, filed on April 19, 1999 with the Securities and Exchange Commission.

3.       Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

4.       Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                         October 10, 1999    January 3, 1999
                         ----------------    ---------------
Raw Materials ......          $ 9,907            $ 7,266
Finished Goods .....            6,789              6,249
Packaging Supplies..            3,600              2,033
                              -------            -------
                              $20,296            $15,548
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


6.       Hibbing Settlement

During 1996, the Company entered into an agreement with the Office of the Commissioner of the Iron Range Resources Rehabilitation Board (IRRRB) for the construction of a manufacturing facility in Hibbing, Minnesota. In the third quarter of 1998, the Company recorded a $5.2 million charge for the impairment of assets incurred in connection with the potential plant facility. The total reserve of $5.2 million represented a non-cash charge of $4.7 million for asset impairment and $0.5 million for potential future liquidated damages and other costs. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB, and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

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

Results of Operations

         The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                      Third Fiscal Quarter Ended                   Year to Date Ended
                                 ------------------------------------    ------------------------------------
                                 October 10, 1999    October 11, 1998    October 10, 1999    October 11, 1998
                                 ----------------    ----------------    ----------------    ----------------
Net Sales.........................      100.0 %             100.0 %              100.0 %              100.0 %
Cost of Goods Sold................       59.2                52.6                 58.2                 55.7
                                        -----               -----                -----                -----

      Gross profit................       40.8                47.4                 41.8                 44.3

Operating (Income) Expenses:
      Selling and promotional.....       25.3                27.5                 31.4                 23.6
      General and administrative..        8.9                11.0                  9.2                 10.3
      Hibbing Settlement..........        0.0                11.6                 (0.4)                 3.3
                                        -----               -----                -----                -----

      Total operating expenses....       34.2                50.1                 40.2                 37.2

      Operating income (loss).....        6.6                (2.7)                 1.6                  7.1

Other Income (Expense):
      Interest expense............       (5.2)               (3.7)                (4.9)                (3.2)
      Interest income.............        0.1                 0.3                  0.2                  0.3
      Other, net..................        0.1                (0.5)                 0.1                 (0.1)
                                        -----               -----                -----                -----

           Total other expense....       (5.0)               (3.9)                (4.6)                (3.0)
                                        -----               -----                -----                -----

Net Income (Loss).................        1.6 %              (6.6)%               (3.0)%                4.1 %
                                        =====               =====                =====                =====

Third Fiscal Quarter 1999 compared to Third Fiscal Quarter 1998

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                  Third Fiscal Quarter Ended
                  -----------------------------------   Percentage
                  October 10, 1999   October 11, 1998    Change
                  ----------------   ----------------    ------
                       (Dollars in thousands)

Green Label......    $26,630          $24,220             10.0 %
Red Label........      9,186            7,201             27.6
Signature........      8,474               --            100.0
Black Label......      6,453            6,205              4.0
Blue Label.......      5,351            5,570             (3.9)
Snacks...........      3,647            1,270            187.2
                     -------          -------            -----
                     $59,741          $44,466             34.4 %
                     =======          =======            =====



     Total net sales for the third quarter of 1999 increased 34.4% or $15.2 million, to $59.7 million from $44.5 million in the third quarter of 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $8.5 million in the third quarter of 1999. Green Label net sales increased $2.4 million due to an increase in family size net sales and continued growth in both Canada and U.S. product line net sales. Red Label net sales increased $2.0 million due to product line expansion and continued growth in product line net sales. Black Label net sales increased $0.2 million. Snacks net sales increased $2.4 million due to new product introductions. These increases were partially offset by a decrease in Blue Label net sales of $0.2 million.

     Canadian net sales contributed 11.2%, or $6.7 million, to net sales for the third quarter of 1999 compared to 10.2%, or $4.6 million, for the third quarter of 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded for all product lines. Price decreases in Green Label, Red Label, Black Label and Blue Label were partially offset by a price increase in Snacks. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line:

                                                 Third Fiscal Quarter Ended
                                                  October 10, 1999 compared to October 11, 1998
                                           ------------------------------------------------------------
                                              Percentage            Percentage
                                            Increase (Decrease)   Increase (Decrease)    Percentage
                                            in Sales due to       in Sales due to          Change
                                             Volume Change         Price Change           in Sales
                                           ------------------    ------------------    ----------------
Green Label ........................             11.6 %               (1.6)%                10.0 %
Red Label ..........................             32.5                 (4.9)                 27.6
Signature ..........................            100.0                  0.0                 100.0
Black Label ........................              8.3                 (4.3)                  4.0
Blue Label .........................              2.6                 (6.5)                 (3.9)
Snacks .............................            174.6                 12.6                 187.2
                                                -----                 ----                 -----
                                                 37.1 %               (2.7)%                34.4 %
                                                =====                 ====                 =====

     Gross Profit. Gross profit in the third quarter of 1999 increased 15.7%, or $3.3 million, from $21.1 million in the third quarter of 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the third quarter of 1999 decreased to 40.8% of net sales from 47.4% in the third quarter of 1998. The decrease in gross margin is primarily due to a decrease in selling prices which is offset by a decrease in trade promotions as a percentage of net sales.

     Selling and Promotional Expenses. Selling and promotional expenses for the third quarter of 1999 increased 23.7%, or $2.9 million, to $15.1 million from $12.2 million in the third quarter of 1998. The increase resulted primarily from a $0.5 million increase in freight expense, a $0.3 million increase in brokerage expense and a $1.8 million increase in trade promotion.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 1999 increased 9.3%, or $0.4 million, to $5.3 million from $4.9 million in the third quarter of 1998. The increase was a result of increased salaries and related costs of $0.4 million, increased outside finished goods storage of $0.2 million and increased amortization and depreciation expense of $0.1 million, partially offset by a decrease in the bonus accrual of $0.2 million.

     Hibbing Settlement. During 1996, the Company entered into an agreement with the Office of the Commissioner of the Iron Range Resources Rehabilitation Boards (IRRRB) for the construction of a manufacturing facility in Hibbing, Minnesota. In the third quarter of 1998, the Company recorded a $5.2 million charge for the impairment of assets incurred in connection with the potential plant facility. The total reserve of $5.2 million represented a non-cash charge of $4.7 million for asset impairment and $.0.5 for potential future liquidated damages and other costs. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB, and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income (Loss). Operating income for the third quarter of 1999 increased 430.3%, or $5.1 million, to $3.9 million as compared to operating loss of ($1.2) million in the third quarter of 1998. As a percentage of net sales, operating income (loss) increased to 6.6% of net sales in the third quarter of 1999 compared to a loss of (2.7%) in the third quarter of 1998. The increase resulted from the $3.3 million increase in gross profit and the increase related to the positive impact of the Hibbing Settlement of $5.2 million, offset by the $2.9 million increase in selling and promotional expenses, and the $0.5 million increase in general and administrative expenses.

     Interest Expense. Interest expense for the third quarter of 1999 increased 89.6%, or $1.5 million, to $3.1 million from $1.6 million in the third quarter of 1998. The increase was a result of the senior debt offering interest of $2.3 million, partially offset by the decrease in the interest related to the debt extinguished by the offering proceeds.

     Interest Income. Interest income was $0.1 million for the third quarter of 1999 and the third quarter of 1998.

     Other Income. Other income was $0.1 million for the third quarter of 1999 as compared to other expense of $0.2 million for the third quarter of 1998.

     Net Income (Loss). For the reasons stated above, net income for the third quarter of 1999 increased 132.7%, or $3.9 million, to $1.0 million as compared to net loss of $2.9 million in the third quarter of 1998. As a percentage of net sales, net income (loss) increased to 1.6% of net sales in the third quarter of 1999 compared to (6.6)% in the third quarter of 1998.

Forty weeks ended October 10, 1999 compared to the forty weeks ended October 11, 1998

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                           Year to Date Ended
                   ------------------------------------      Percentage
                   October 10, 1999    October 11, 1998        Change
                   ----------------    ----------------    -------------
                            (Dollars in thousands)

Green Label ..          $ 87,648           $ 81,344            7.8 %
Red Label ....            28,356             26,209            8.2
Signature ....            26,066                 --          100.0
Black Label ..            21,947             20,030            9.6
Blue Label ...            19,264             22,155          (13.0)
Snacks .......            11,343              6,042           87.7
Co-Pack ......                --              1,006         (100.0)
                        --------           --------         ------
                        $194,624           $156,786           24.1 %
                        ========           ========         ======

     Total net sales for the forty weeks ended October 10, 1999 increased 24.1%, or $37.8 million, to $194.6 million from $156.8 million for the forty weeks ended October 11, 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $26.1 million for the forty weeks ended October 10, 1999. Green Label net sales increased $6.3 million due to an increase in family size products net sales and continued growth in both Canada and the U.S. Red Label net sales increased $2.1 million due to product line expansion and continued growth in product line net sales. Black Label net sales increased $1.9 million due to marketing efforts to reposition this product line. Snack net sales increased $5.3 million due to new product introductions. These increases were partially offset by a decrease in Blue Label net sales of $2.9 million due to distribution losses on the West Coast and the elimination of co-pack sales. The elimination of co-pack sales was a result of the expiration of the co-pack agreement with Pillsbury in the first quarter of 1998.

     Canadian net sales contributed 11.1%, or $21.7 million, to net sales for the forty weeks ended October 10, 1999 compared to 10.2%, or $15.9 million, for the forty weeks ended October 11, 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases in Green Label, Red Label, Signature, Black Label and Snacks were partially offset by volume decreases in Blue Label and Co-pack. Price decreases in Green Label, Red Label, Black Label and Blue Label were partially offset by a price increase in Snacks. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line:

                                           Year to Date Ended
                             October 10, 1999 compared to October 11, 1998
                       --------------------------------------------------------
                          Percentage            Percentage
                       Increase (Decrease)   Increase (Decrease)     Percentage
                        in Sales due to       in Sales due to          Change
                        Volume Change         Price Change            in Sales
                       ------------------    ------------------      ----------

Green Label ....              8.2 %              (0.4)%                   7.8 %
Red Label ......              9.5                (1.3)                    8.2
Signature ......            100.0                 0.0                   100.0
Black Label ....             14.0                (4.4)                    9.6
Blue Label .....             (8.0)               (5.0)                  (13.0)
Snacks .........             69.3                18.4                    87.7
Co-Pack ........           (100.0)                0.0                  (100.0)
                           ------                ----                  ------
                             25.1 %              (1.0)%                  24.1 %
                           ======                ====                  ======

     Gross Profit. Gross profit for the forty weeks ended October 10, 1999 increased 17.0%, or $11.8 million, from $69.5 million for the forty weeks ended October 11, 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the forty weeks ended October 10, 1999 decreased to 41.8% of net sales from 44.3% for the forty weeks ended October 11, 1998. The decrease in gross margin is primarily due to a decrease in selling prices which is offset by a decrease in trade promotions as a percentage of net sales.

     Selling and Promotional Expenses. Selling and promotional expenses for the forty weeks ended October 10, 1999 increased 65.5%, or $24.2 million, to $61.1 million from $36.9 million for the forty weeks ended October 11, 1998. The increase resulted primarily from a $11.9 million increase in slotting spending related to Signature and Snack product line introductions, a $4.3 million increase in advertising expenses and a $5.8 million increase in trade promotion. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

     General and Administrative Expenses. General and administrative expenses for the forty weeks ended October 10, 1999 increased 10.4%, or $1.6 million, to $17.8 million from $16.2 million for the forty weeks ended October 11, 1998. The increase was a result of increased salaries and related costs of $1.2 million, increased travel and related expenses of $0.3 million, increased outside finished goods storage of $0.4 million, increased marketing research and professional fees of $0.2 million and increased amortization and depreciation expense of $0.3 million, partially offset by a decrease in the bonus accrual of $1.0 million.

         Hibbing Settlement. During 1996, the Company entered into an agreement with the IRRRB for the construction of a manufacturing facility in Hibbing Minnesota. In the third quarter of 1998, the Company recorded a $5.2 million charge for the impairment of assets incurred in connection with the potential plant facility. The total reserve of $5.2 million represented a non-cash charge of $4.7 million for asset impairment and $.0.5 for potential future liquidated damages and other costs. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB, and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income. Operating income for the forty weeks ended October 10, 1999 decreased 72.1%, or $8.1 million, to $3.1 million from $11.2 million for the forty weeks ended October 11, 1998. As a percentage of net sales, operating income decreased to 1.6% of net sales for the forty weeks ended October 10, 1999 compared to 7.1% for the forty weeks ended October 11, 1998. The decrease resulted from the $24.2 million increase in selling and promotional expenses and the $1.6 million increase in general and administrative expenses, offset by the $11.8 million increase in gross profit and the positive impact of the Hibbing Settlement of $5.9 million.

     Interest Expense. Interest expense for the forty weeks ended October 10, 1999 increased 91.9%, or $4.5 million, to $9.5 million from $5.0 million for the forty weeks ended October 11, 1998. The increase was a result of the senior debt offering interest of $6.8 million, partially offset by the decrease in the interest related to the debt extinguished by the offering proceeds.

     Interest Income. Interest income was $0.3 million for the forty weeks ended October 10, 1999 and $0.4 million for the forty weeks ended October 11, 1998.

     Other Income. Other income was $0.2 million for the forty weeks ended October 10, 1999 as compared to other expense of $0.2 million for the forty weeks ended October 11, 1998.

     Net Income (Loss). For the reasons stated above, net income (loss) for the forty weeks ended October 10, 1999 decreased 190.8%, or $12.4 million, to a loss of $(5.9) million as compared to net income of $6.5 million for the forty weeks ended October 11, 1998. As a percentage of net sales, net income (loss) decreased to (3.0)% of net sales for the forty weeks ended October 10, 1999 compared to 4.1% for the forty weeks ended October 11, 1998.

Liquidity and Capital Resources

     Operating activities used $9.7 million of cash for the forty weeks ended October 10, 1999 compared to generating $11.6 million for the forty weeks ended October 11, 1998. The increase in cash used resulted from decreased net earnings due to slotting expenses related to new product introductions, higher interest expense and to increased working capital requirements for 1999.

     Investing activities used $19.8 million of cash for the forty weeks ended October 10, 1999 and $22.4 million for the forty weeks ended October 11, 1998. The forty weeks ended October 10, 1999 included the purchase of $5.9 million of equipment under operating leases and $13.2 million in machinery and equipment purchases.

     Financing activities generated $28.9 million of cash for the forty weeks ended October 10, 1999 compared to $7.9 million for the forty weeks ended October 11, 1998. The forty weeks ended October 10, 1999 includes a $100.0 million increase in debt related to the senior subordinated notes, offset by a $55.8 million reduction in other debt, a $3.6 million increase in deferred financing costs, a $3.3 million shareholder notes receivable collection and a $15.0 million distribution of earnings previously taxed to the shareholders.

     1999 Planned Expenditures and Purchases of Operating Leases. As a part of the Company's strategic growth plan, the Company incurred approximately $5.1 million for advertising to build brand awareness and $17.7 million for slotting expenses for the forty weeks ended October 10, 1999. Management has discretion on the amount and timing of advertising expenditures and whether to continue them. The Company plans to incur approximately $1.2 million in additional slotting expenses in 1999 to introduce new products and increase product penetration. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

     The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities.

     Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Year 2000 Issues

     State of Readiness. Luigino's has a Year 2000 project team comprised of key members of the management information systems department and key management personnel. The project team has analyzed the computer systems for Year 2000 compliance, and as a result of that analysis, the Company has installed a state of the art Enterprise Resource Planning ("ERP") software package to replace the previous financial accounting package, which was not Year 2000 compliant. The new software provides us with integration of capabilities which was not available on the prior system in an integrated package, including production planning and manufacturing control, materials management, logistics and distribution, plant maintenance, and treasury management and international accounting capabilities.

     The Company has completed the review of non-information systems, such as manufacturing and storage systems, which rely on embedded chips or similar devices. The Company has worked with key suppliers to ensure that equipment and systems used in the delivery of products and services are Year 2000 compliant and that they are identifying and addressing all issues with their equipment and systems to ensure that they properly function for the year 2000. It is possible that computer systems or software products of suppliers may not accept input of, store, manipulate and output dates before the Year 2000 or thereafter without error or interruption.

     Costs Associated with Year 2000 Compliance. The total cost of conversion to the new ERP system, including equipment, software, consulting and training, was $2.0 million, which was funded through operating cash flows. The expenses and liabilities to which the Company may become subject as a result of date-handling problems of suppliers and customers, and remedying problems that are discovered, cannot be estimated at this time to any degree of accuracy. The Company does not expect to incur any material additional costs related to Year 2000 issues.

     Risks Associated with Year 2000 Issues. The Company believes exposure with respect to the Year 2000 issues of suppliers and customers is minimal. There can be no assurance, however, that the Company will identify all date-handling problems of suppliers and customers in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered, and the efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

     Contingency Plans. The Company has completed installation of the ERP system. The Company has worked with non-compliant current vendors and suppliers as necessary to prevent interruption of the business, and to identify alternate vendors and service providers where necessary. The most reasonably likely worst case scenario that Luigino's currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits to the Company.

     The outcome of Luigino's Year 2000 plan is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.


Market Risk Considerations

     Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates the investment strategy the Company considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 11.1% of net sales for the forty weeks ended October 10, 1999. The Company does not currently foresee a credit risk with this distributor.

     Interest Rate Swap. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Company's exposure to market risk for change in interest rates relates primarily to long-term debt obligations. At October 10, 1999, the total notional amount of the interest rate swap agreement was $25.0 million, with an interest rate of 5.97%.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Number        Description
         ------        -----------
         27.1          Financial Data Schedule

         99.1 Cautionary Statements for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the forty weeks ended October 10, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LUIGINO'S, INC.

Date:                                     By: /s/ Joel C. Kozlak
                                              -------------------------------
                                              Joel C. Kozlak
                                              Chief Financial Officer (principal
                                              financial and accounting officer)