Form 10-K405
period 2000-01-02
LUIGINOS INC
filed 2000-03-28
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

(x)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                        COMMISSION FILE NUMBER: 333-76569

--------------------------------------------------------------------------------

                                 LUIGINO'S, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                    59-3015985
        (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

         525 LAKE AVENUE SOUTH                               55802
           DULUTH, MINNESOTA                               (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number including area code: (218) 723-5555

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12 (g) of the Act:           None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of March 15, 1999, the registrant had outstanding 1,000 shares of voting and non-voting common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

                                     Part I

Item 1.  Business Description

     Luigino's, Inc. ("Luigino's" or the "Company") is one of the leading producers and marketers of frozen entrees in North America. Luigino's Michelina's brand is the third most popular brand in the entire frozen entree category in the United States. The Company is the U.S. market leader in sales of non-diet entrees priced below $2.00, with a 38.6% market share based on unit volume. In Canada, the Company's Michelina's brand is the market share leader in the frozen entree category, with a 36.1% market share. Luigino's produces over 100 different entrees, which it differentiates from its competition at all price points based on superior quality, freshness and value.

     The frozen entree category is a $3.2 billion U.S. market and is one of the largest product categories in the U.S. frozen prepared food industry. For the 52 weeks ended January 2, 2000, total U.S. frozen entree unit sales increased 8.1% and sales revenues increased 16.3% compared to the same period in the prior year. Luigino's believes that such growth will continue, based on the relativity low current level of penetration of frozen entrees in U.S. consumer households and trends in U.S. lifestyle toward two-earner households and emphasis on leisure time, with a resulting need for value and convenience in meal solutions.

     The U.S. frozen entree category is generally divided into three segments:
Popular (31.4%), Healthy (30.6%) and Premium (26.8%); the remaining 11.2% is made up of various small regional and private label brands. The Popular segment is comprised of traditional, non-diet products priced below $2.00. The Healthy segment is comprised of all products at all price points that are low-fat or reduced-calorie, most of which are priced over $2.00. The Premium segment is comprised of traditional, non-diet products priced over $2.00.

     Luigino's has marketed its Michelina's brand products under four distinct "Labels" or product lines. During the fourth quarter of 1999, Blue Label was combined with Green Label. Each label has unique attributes and retail price points, as set forth below:

                                                                                             % of Net Sales
                                                                                               (Year Ended
Label             Brand                              Price Point       Recipe                January 2, 2000)
-----             -----                              -----------       ------                ----------------
Green             Michelina's                        $1.25-$1.59       Traditional                55.0%

Red               Michelina's                        Below $1.00       Pasta & Sauce              14.2%

Signature         Michelina's Signature              $1.99-$2.29       Premium                    13.3%

Black             Michelina's Yu Sing                $1.25-$1.59       Oriental                   11.3%

     The balance of Luigino's net sales are derived from the frozen pizza and snack business, which serves the frozen appetizer/snack rolls and frozen pizza categories. Luigino's currently produces egg rolls, Pizza Snack Rolls, Pizza Bagels and single serve pizzas. Sales in the frozen pizza and snack business contributed 6.2% to net sales in the year ended January 2, 2000.

     Since its incorporation in 1990, Luigino's has elected to be taxed as a corporation under Subchapter S of the IRS code. The Company has made, and intends to continue to make, distributions to its shareholders to pay their income tax obligations as a result of the Company's status as an S corporation.

Competitive Strengths

     Leading Market Positions. Luigino's primarily competes in the Popular price segment of the U.S. frozen entree market, where it has a 38.6% share based on unit volume. Luigino's has a 13.5% market share, based on unit volume, of the overall U.S. frozen entree market. The Company produced 25 of the top 200 frozen entrees measured on total unit volume and 44 of the top 200 frozen entrees measured by unit sales per point of distribution for the twelve weeks ended January 2, 2000. In 1992, the Company entered the Canadian market, where the Company had eight of the top ten and 18 of the top 25 best selling frozen entrees for the 52-week period ended January 1, 2000.

     High Quality Products. Luigino's production process focuses on quality by starting with the freshest ingredients and by preparing its sauces from scratch based on its own recipes. Quality is continuously monitored by employee and management samplings, and employees are empowered to stop production if product quality is not being maintained. The Company's highly flexible production lines enable it to quickly shift production among different products, essentially producing products to customer orders, which eliminates the need for substantial inventories, shortens the time between manufacture and consumption, and promotes higher quality product at the retail point of sale.

     Efficient Operations. Luigino's frozen entrees are produced at a state-of-the-art food processing plant located in Jackson, Ohio, where labor costs are relatively low. The Jackson plant operates 14 highly efficient and flexible production lines, manufacturing approximately one million entrees per day. The Company's practices of manufacturing product in line with customer orders and shipping primarily in truckload quantities also contribute to the efficiency of operations.

     Strategic Distributions. The location of the Jackson, Ohio plant is key to the distribution system, since approximately 50.0% of the U.S. population lives within a 500 mile radius of Jackson. This enables the Company to quickly and cost effectively distribute its products. The strategic location of the plant also enables the Company to distribute products without outside warehousing, which eliminates expenses from spoilage and boosts inventory turnover. The Company currently turns its finished goods inventory approximately 20 times per year. Luigino's products are sold in the U.S. to retail grocery accounts through a national broker sales network of approximately 30 independent broker groups, who act as the direct link between Luigino's and the retail trade. The broker network is managed by an experienced internal sales force.

     Experienced and Motivated Management Team. Luigino's was founded in 1990 by Jeno F. Paulucci, a well known food industry executive with over 50 years of experience. Mr. Paulucci has founded several successful food companies, including Chun King Corporation which he sold in 1967 to R.J. Reynolds Food Company and Jeno's Inc. which he sold in 1985 to The Pillsbury Co. Mr. Paulucci was the first Chairman of the Board of R.J. Reynolds Food Company (now RJR Nabisco, Inc.). Ron Bubar, President and Chief Operating Officer, who has managed production of Luigino's products since its inception, is a veteran with more than 30 years in the food industry, and has held senior management positions at The Pillsbury Co. and Jeno's Inc. A portion of senior management incentive compensation is linked to growth in EBITDA. Under management's stewardship, the Company has grown substantially since Luigino's was founded in 1990. Net sales have grown from $124.2 million in the fiscal year ended January 2, 1994 to $256.8 million in the fiscal year ended January 2, 2000, with a compound annual growth rate of 12.9%.

Business Strategy

     Build Brand Awareness: Luigino's has developed a formal strategy to build awareness of the Michelina's brand name which incorporates media spending, tie-ins with merchandising events and overall category management. Historically, the Company has been able to gain significant market share in the frozen entree business, despite relatively low brand awareness, based on high repeat purchases by a loyal customer following. The Company believes, based on recent experience in marketing the Michelina's brand in Canada, that its new strategy can result in significant increases in U.S. sales. See "-Marketing, Sales and Distribution."

     Increased Product Penetration. Product penetration is measured by all commodity volume, which measures the percentage distribution in U.S. supermarkets with annual sales exceeding $2.0 million. Although Michelina's products have a broad based national distribution represented by an 89.0% all commodity volume, the all commodity volume of many of its best selling entrees is relatively low. For example, the average all commodity volume for the Company's top ten Green Label products is 56.0%. Accordingly, the Company believes it can significantly increase sales by increasing the penetration levels of Michelina's "best sellers." The Company is implementing this strategy by focusing "slotting" expenditures on increasing penetration of these best selling items. Slotting expenditures are paid to retailers to obtain shelf space for additional items. In addition, the Company has expanded sales to include club membership stores, which the Company believes will be a receptive market for multi-entree packaging of family-size entrees.

     Introduce New Product Lines. Luigino's has a proven ability to successfully identify new market segments and create products and line extensions to fill these niches. The Company introduced the Michelina's Signature brand, which competes in the $2.00 price range between the Popular and Premium segments. The Signature product line was developed as a value-priced alternative in the Premium market. The Company has experienced favorable acceptance of the product line. For the year ended January 2, 2000, Signature generated net sales of approximately $34.2 million, or 13.3% of net sales. During 2000, the Company expects to introduce a line of Michelina's Kids entrees, which is a value-priced line targeted to kids aged six to twelve. The Company also selectively evaluates strategic acquisitions in the ongoing course of its business.

     Develop Pizza and Snacks Business. Luigino's recently began marketing products in two of the fastest growing categories of the frozen prepared food industry - frozen appetizer/snack rolls and frozen pizza. Jeno Paulucci, Luigino's founder and Chief Executive Officer, was a pioneer of the frozen hot snacks concept, and his company, Jeno's, Inc., was a market share leader in the frozen pizza category and manufactured and marketed the pizza roll, which is still the leading single product in the appetizers and snack roll category. The company has developed and been granted a patent on a unique crisp microwavable pizza crust concept. The Jackson, Ohio facility is fully equipped to manufacture frozen pizza and snack products.

     Expand International Sales. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia in its strategy to increase international sales while reducing the time and risk associated with entering international markets. In addition, the Company expanded the joint marketing arrangements to include New Zealand. The Company also markets and distributes its products in the United Kingdom, Europe, the Pacific Rim and several countries in South America. Luigino's believes it can use existing joint marketing arrangements as a model for the expansion of its international distribution system. See "-Marketing, Sales and Distribution - International Marketing."

Industry Overview

     The U.S. food industry is relatively stable with growth based on modest price and population increases. Over the last ten years, there has been industry consolidation and food companies have been divesting non-core business lines and making strategic acquisitions.

     The frozen entree category is one of the largest product categories in the U.S. frozen prepared food industry. The frozen entree market is a $3.2 billion market. Entrees are defined as all precooked, frozen, single dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal. Luigino's primarily competes in the Popular segment of the U.S. frozen entree market.

Products

     Entrees. Luigino's has marketed its Michelina's brand frozen entree products under four distinct "Labels" or product lines.

     The Green Label is targeted at quality-oriented, value-conscious consumers. The products are comprised of a variety of popular recipes using high-quality pasta and sauce and are usually accompanied by beef, chicken or seafood. During the fourth quarter of 1999, the most-popular Blue Label items within each market were repackaged and consolidated into the Green Label because of changes in consumer preferences towards full-flavored entrees. The Green Label products contributed approximately 55.0% of the net sales for the year ended January 2, 2000. These products are priced between $1.25 and $1.59, placing them in the Popular segment. The following is a listing of typical Green Label products available in the United States:

Macaroni & Cheese                           Macaroni & Beef
Chicken Primavera                           Chicken Pesto
Glazed Chicken                              Fettuccine Creamy Pesto
Penne Pasta w/Mushroom                      Black Bean Chili
Noodles Romanoff                            Teriyaki Chicken
Honey BBQ Chicken                           Vegetable & Chicken Stir Fry
Layered Lasagna w/Meat Sauce                Layered Lasagna w/Vegetables
Fettuccine Alfredo                          Linguini with Clams & Sauce
Spaghetti Bolognese                         Penne Pollo
Penne Primavera                             Lasagna Pollo
Lasagna with Meat Sauce                     Lasagna with Vegetables
Lasagna Alfredo                             Spaghetti & Meatballs
Fettuccine Alfredo w/Broccoli & Chicken     Macaroni & Cheese w/Ham
Macaroni & Sharp Cheddar Cheese             Fettuccine Primavera w/Chicken
Chicken Tetrazzini                          Pepper Steak
Salisbury Steak                             Four-Cheese Lasagna
Meatloaf                                    Roasted Sirloin Supreme
Layered Lasagna Pomodoro                    Fettuccine & Meatballs in Wine Sauce
Stuffed Cheese Rigatoni                     Noodles Stroganoff
Shaved, Cured Beef                          Swedish Meatballs
Risotto Parmigiano                          Noodles w/Chicken, Peas & Carrots
Chicken a la King                           Cheese Ravioli

     The Red Label products contributed approximately 14.2% of the net sales for the year ended January 2, 2000. These products are priced below $1.00, placing them in the Popular segment. The products are generally comprised of pasta and sauce entrees. The Red Label is targeted to working singles and children. The following is a listing of typical Red Label products available in the United
States:

Fettuccine Carbonara                        Spaghetti Marinara
Rigatoni Pomodoro                           Macaroni & Cheese
Shells & Cheese w/Jalapeno                  Vegetable Stir Fry
Egg Noodles Alfredo                         Penne w/Mushroom Sauce
Macaroni & Beef                             Wheels & Cheese
Lasagna Primavera                           Spicy Spirals
Spaghetti w/Tomato & Basil                  Eggplant Parmigiano
Italian Sausage                             Chili-Mac
Noodles `N Alfredo                          Noodles `N Marinara
Noodles `N Chicken                          Noodles `N Vegetable w/Beef
Noodles `N Alfredo w/Pepperoni              Noodles `N Cheese w/Pepperoni

     The Signature products contributed approximately 13.3% of the net sales for the year ended January 2, 2000. The Signature product line is designed to be a value-priced, premium product. These products are restaurant-style recipes priced between $1.99 and $2.29. The following is a list of typical Signature products available in the United States:

Glazed Chicken Fillets with Rice       Chicken Parmesan w/Linguini
Chicken Piccata w/Rice                 Chicken Marsala w/Garlic Mashed Potatoes
Chicken Sorrentino w/Linguini          Layered Lasagna with Meat Sauce
Layered Lasagna Alfredo                Sirloin Beef Peppercorn w/Egg Noodles
Roasted Sirloin Supreme w/Egg Noodles  Beef Burgundy w/Garlic Mashed Potatoes
Beef Pot Roast w/Mashed Potatoes       Shrimp Alfredo with Fettuccine
Cheddar Broccoli Potatoes              Jumbo Cheese Ravioli with Red Sauce
Grilled Chicken Alfredo                Herb Roasted Chicken
Meatloaf & Gravy w/Sour Cream Potatoes Salisbury Steak & Gravy w/Shells & Cheese

     The Black Label products contributed approximately 11.3% of the net sales for the year ended January 2, 2000. These products are priced between $1.25 and $1.59, placing them in the Popular segment. The products are Oriental entrees marketed under the Yu Sing sub-brand. The following is a listing of typical Black Label products available in the United States:

Pepper Steak                           Sweet & Sour Chicken
Oriental Beef & Peppers                Chicken Lo Mein
Chicken & Almonds                      Shrimp Lo Mein
Chicken Chow Mein                      Teriyaki Beef
Garlic Chicken                         Chicken Fried Rice
Shrimp Fried Rice                      Pork Fried Rice
Pork & Shrimp Fried Rice

     Snacks. Luigino's currently produces egg rolls, Pizza Snack Rolls, Pizza Bagels, single serve pizza and pizza snacks, and is developing and test marketing additional snack products. Sales in the frozen pizza and snacks business contributed 6.2% to net sales for the year ended January 2, 2000.

Marketing, Sales and Distribution

     United States. Luigino's markets its products through a network of approximately 30 independent broker groups managed by an internal sales force organized by regional territories. The brokers are responsible for local execution of new item introductions, trade promotions and on-shelf merchandising. The Company's territory managers are responsible for working with the broker network to develop trade promotion and merchandising strategies and are individually responsible for achieving new item penetration, sales growth and performance of the promotion and merchandising strategies.

     Luigino's has broad-based national presence, with Michelina's products selling in approximately 89.0% of the U.S. supermarkets with annual sales exceeding $2.0 million. Luigino's markets its products to national and regional supermarket chains, which operate their own warehouses and distribution facilities as well as retail outlets. Luigino's products are also sold to wholesalers, which service independent retailers and retail groups. Wholesalers offer a full line of services that may include warehouse, accounting and in-store merchandising for their retail customers. In addition, the Company sells its products to U.S. military commissaries. Shipments are generally made to customers directly from the Company's production facilities through public carriers.

     One of Luigino's ongoing marketing initiatives is the focusing of "slotting" payments to retailers to obtain additional shelf space for its proven best selling products. The Company plans and executes various promotional programs which provide price reductions from normal suggested retail prices to retail stores. These programs are for specified time periods and may be limited to geographic areas and products. They are often coupled with local and cooperative advertising campaigns to stimulate volume. Historically, the Company has not conducted any significant advertising in the United States. However, in Canada, where the Company has conducted significant advertising, the Michelina's brand awareness increased from 18.0% to 63.0% as a result of the media advertising campaign conducted in mid 1997 and early 1998 for the entire market.

     International Marketing. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia. The joint marketing arrangement in Canada is with J.M. Schneider, Inc., one of the largest and most prominent Canadian food producers. Luigino's also has a significant sales presence in Australia, where its products are marketed under the co-brand Watties under a joint marketing arrangement and exclusive distribution agreement with H.J. Heinz Company-Australia Limited, under which the Company supplies products to Heinz Australia at cost plus adjustments for administration, production variance and freight costs. As a result of the great success in Australia, where Luigino's has a market share of 8.7%, this joint marketing arrangement was expanded to include New Zealand. The Company also markets and distributes its products in the United Kingdom, Europe, the Pacific Rim and several countries in South America. The Company is evaluating the possibility of expanding into other international markets. See "-Business Strategy-Expanded International Sales."

Competition

     The frozen food industry is highly competitive. Within the U.S. frozen food entree market, there are a number of established brands, many of which are produced and distributed by very large and diversified companies. Luigino's principal competitors are ConAgra, Inc. (Healthy Choice, Marie Callender and Banquet), Nestle Holdings, Inc. (Stouffer's and Lean Cuisine) and H.J. Heinz Co. (Weight Watchers and Budget Gourmet). Certain of these companies have introduced and may continue to introduce products and pricing strategies intended to compete directly with Luigino's. Other companies in the frozen food manufacturing industry may compete with Luigino's in the future, such as Mars, Inc.'s Uncle Ben's Rice Bowls which commenced sales of frozen entrees in 1999.

     Luigino's primarily competes in the Popular price segment of the frozen entree market, where the Michelina's brand is the market share leader with a 38.6% share based on unit volume. Luigino's has 13.5% market share of the overall frozen entree market while competing with much larger companies, such as Nestle, H.J. Heinz and ConAgra.

Raw Materials

     Luigino's uses large quantities of ingredients in its frozen entrees, including principally beef, chicken, cheese, tomatoes and flour, which are generally sourced from the U.S. commodity market. The Company also produces meatballs and pasta and grows bean sprouts for some of its entrees. In some cases, the Company enters into one to three year supply contracts that fix the price for raw materials, but such contracts do not cover all of its ingredients. Luigino's manages the cost of production by growing and producing some of its own ingredients, by entering into long-term contracts and also by the customization of shipments in order to reduce warehousing time and space. Luigino's also utilizes significant quantities of plastic and cardboard for its packaging requirements. Supplies of raw materials and packaging requirements are readily available from a number of sources.

Trademarks and Patents

     Luigino's registered trademarks include Michelina's(R), Signature(R) and Yu Sing (R). The Company has several other trademarks in connection with various product lines. The registrations for trademarks expire from time to time and are renewed in the ordinary course of business before the expiration dates. Luigino's has registered patents for some of the processes used in its production lines.

     Luigino's considers its trademarks and patents to be of significant importance in its business. The Company is not aware of any circumstances that would negatively impact its intellectual property, however future litigation by Luigino's could be necessary to enforce the trademark or patent rights or to defend Luigino's against claimed infringement of the rights of others. Adverse determinations in any of these proceedings could have a material adverse effect on the Company's business.

Employees

     Luigino's has approximately 1,486 employees, of whom 200 are engaged in production and distribution in Duluth, 1,049 are engaged in production and distribution in Jackson, and 237 are involved in management, administration and field support. As of January 2, 2000, approximately 1,250 of Luigino's employees at the Duluth, Minnesota and Jackson, Ohio facilities were represented by collective bargaining agreements with the United Food and Commercial Workers Union. The Duluth agreement expires in July 2003, and the Jackson agreement expires in November 2002. Although Luigino's considers employee relations generally to be good and has not experienced any strikes or work stoppages in the past, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on the Company's business. The Company cannot be certain that when the existing collective bargaining agreements expire, new agreements will be reached without union action or that any new agreements will be on terms satisfactory to the Company.

Government Regulation

     Luigino's production facilities and products are subject to extensive regulation regarding, among other things, the processing, packaging, storage, distribution, advertising and labeling of its products, and environmental compliance. The material regulations to which Luigino's is subject include regulations promulgated under the Federal Food, Drug and Cosmetic Act, the Nutrition Labeling and Education Act, the Federal Trade Commission Act and the Occupational Safety and Health Act, each as amended. Luigino's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. Compliance with existing federal, state and local laws and regulations is not expected to have a material adverse effect on Luigino's. However, the Company cannot predict the effect, if any, of laws and regulations that may be enacted in the future, or of changes in the enforcement of existing laws and regulations that are subject to extensive regulatory discretion. Luigino's may need to incur expenses or liabilities to comply with these laws and regulations in the future, including those resulting from changes in health laws and regulations, that may have a material adverse effect on Luigino's. As required by law, U.S. Department of Agriculture employees are stationed at the Duluth and Jackson facilities to inspect all meat and poultry products processed by Luigino's. The Duluth and Jackson facilities are also subject to federal, state and local regulation regarding work place health and safety. Difficulties with or failures to obtain any governmental approval of products or plant working conditions could have a material adverse effect on Luigino's.

Environmental Matters

     Luigino's ownership and operation of real property are subject to extensive and changing regulation by various federal, state and local authorities. As a result, the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Luigino's cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, stricter interpretation of existing laws or discovery of unknown conditions may require additional expenditures by Luigino's, some of which may be material. Luigino's believes that it is currently in material compliance with all known material and applicable environmental regulations, but there is a risk that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will require additional, currently unanticipated investigation, assessment, or expenditures.

Item 2.  Properties

     The Company maintains office and production facilities as follows: (a) approximately 29,607 feet of office space is leased by the Company in Duluth, Minnesota; (b) approximately 80,000 feet of production, storage and office space is owned by the Company in Duluth, Minnesota; (c) approximately 35,000 feet of warehouse space is owned by the Company in Duluth, Minnesota; (d) approximately 375,000 feet of production and storage space is leased by the Company in Jackson, Ohio; (e) approximately 52,000 square feet of freezer space is owned by the Company and is located on property partially owned by the Company and partially leased from the City of Jackson; (f) approximately 6,000 square feet of office space is leased by the Company in Sanford, Florida; and (g) approximately 3,600 square feet of office space is leased by the Company in Minneapolis, Minnesota.

     On June 25, 1999, the Company announced that the State of West Virginia agreed to construct and lease to the Company a 250,000 square foot production facility in Parkersburg, West Virginia, located approximately 75 miles from Jackson, Ohio. The facility will provide the Company with increased production capacity. The Company expects operations at the new facility to begin in 2001.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     There is no established public trading market for the Company's common stock. The Company's 10% Senior Subordinated Notes Due 2006 (the "Notes") have been registered pursuant to the Securities Act of 1933. The Notes are not listed on a securities exchange nor quoted on an automated quotation system. The Company has made dividend distributions to its stockholders of $15.0 million and $13.2 million for the fiscal years ended January 2, 2000 and January 3, 1999, respectively.

Item 6.  Selected Financial Data

     The following selected financial information should be read in conjunction with the Financial Statements and related Notes to Financial Statements on pages F-1 through F-7 of this report. The income statement data and balance sheet data presented below as of and for the fiscal years ended January 2, 2000, January 3, 1999, January 4, 1998, December 29, 1996 and December 31, 1995 have been derived from the financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                     Fiscal Years Ended
                                  ----------------------------------------------------------------------------------------
                                  January 2, 2000    January 3, 1999 January 4, 1998  December 29, 1996  December 31, 1995
                                  ----------------   --------------  ---------------  -----------------  -----------------
                                                                     (Dollars in thousands)
Income Statement Data:
Net sales                               $ 256,750        $ 214,975        $ 211,405          $ 199,590          $ 189,139
Costs of goods sold                       148,097          118,334          116,820            117,636            118,213
                                        ---------        ---------        ---------          ---------          ---------
    Gross profit                          108,653           96,641           94,585             81,954             70,926

Selling and promotional expenses           75,783           51,524           51,582             55,371             57,257
General and administrative expenses        24,536           21,272           20,490             15,479             16,033
Reserve for plant impairment (a)             (776)           5,172                -                  -                  -
Distribution contract termination               -                -                -              1,675                  -
                                        ---------        ---------        ---------          ---------          ---------
Total operating expenses                   99,543           77,968           72,072             72,525             73,290
                                        ---------        ---------        ---------          ---------          ---------
Operating income (loss)                     9,110           18,673           22,513              9,429             (2,364)

Interest expense                          (12,323)          (6,509)          (6,476)            (6,006)            (6,217)
Interest income                               379              436              786                772                742
Other income (expense), net                   168              235              180               (156)               387
                                        ---------        ---------        ---------          ---------          ---------
Net income (loss)                       $  (2,666)       $  12,835        $  17,003          $   4,039          $  (7,452)
                                        =========        =========        =========          =========          =========

Balance Sheet Data:
Working Capital                         $   4,067        $    (493)       $   5,604          $  (1,418)         $  (8,470)
Total assets                              152,608          124,521          101,377             93,331             93,358
Total debt                                120,427           85,534           66,764             68,913             66,989
Stockholders' equity (deficit)          $  (7,403)       $  10,263        $  10,627          $  (2,928)         $  (6,967)


(a) Represents a non-cash charge of $4,722 and potential future cash expenditures of $450 incurred in connection with the impairment of assets related to a potential plant facility located in Hibbing, Minnesota. In 1999, the Company received a cash settlement of $776.

Item 7.  Management's Discussion and Analysis

     The following discussion of the financial condition and results of operations of Luigino's should be read in conjunction with the Company's Financial Statements and Notes thereto.

Results of Operations

     The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of sales.

                                                                        Fiscal Years Ended
                                                    ---------------------------------------------------------
                                                    January 2, 2000      January 3, 1999      January 4, 1998
                                                    ---------------      ---------------      ---------------
Net Sales....................................            100.0%               100.0%               100.0%
Cost of Goods Sold...........................             57.7                 55.0                 55.3
                                                      --------             --------             --------
      Gross Profit...........................             42.3                 45.0                 44.7

Operating (Income) Expenses:
      Selling and promotional................             29.4                 24.0                 24.4
      General and administrative.............              9.6                  9.9                  9.7
      Hibbing Settlement.....................             (0.3)                 2.4                    -
                                                      --------             --------             --------
      Total operating expenses...............             38.7                 36.3                 34.1

      Operating income.......................              3.6                  8.7                 10.6

Other Income (Expense):
      Interest expense.......................             (4.8)                (3.0)                (3.1)
      Interest income........................              0.1                  0.2                  0.4
      Other, net.............................              0.1                  0.1                  0.1
                                                      --------             --------             --------
           Total other expense...............             (4.6)                (2.7)                (2.6)
                                                      --------             --------             --------
Net Income (Loss)............................             (1.0)%                6.0%                 8.0%
                                                      ========             ========             ========


Fiscal Year 1999 compared to Fiscal Year 1998

     Net Sales. The following table shows Luigino's net sales by product line and the percentage change from the prior year. During the fourth quarter of 1999, Blue Label was combined with the Green Label.

                                                  Fiscal Years Ended
                                        ---------------------------------------         Percentage
                                        January 2, 2000         January 3, 1999           Change
                                        ---------------         ---------------         ----------
                                               (Dollars in thousands)
Green Label.........................        $141,142               $ 142,094              (0.7)%
Red Label...........................          36,336                  34,638               4.9
Signature...........................          34,221                   1,541            2120.7
Black Label.........................          29,143                  27,726               5.1
Snacks..............................          15,908                   7,970              99.6
Co-pack.............................               -                   1,006            (100.0)
                                            --------               ---------           -------
                                            $256,750               $ 214,975              19.4%
                                            ========               =========           =======

     Total net sales for 1999 increased 19.4% or $41.8 million, to $256.8 million from $215.0 million in 1998. Excluding the co-pack agreement with Pillsbury for the manufacture of pizza rolls, net sales for 1999 increased 20.0% or $42.8 million to $256.8 million from $214.0 million in 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $32.7 million in 1999. Red Label net sales increased $1.7 million due to product line expansion and continued growth in product line net sales. Black Label net sales increased $1.4 million due to marketing efforts to reposition this product line. Snacks net sales increased $7.9 million due to new product introductions. These increases were partially offset by the elimination of co-pack and a decrease in Green Label as a result of distribution losses of the previous Blue Label, partially offset by increases in family size net sales and continued growth in both Canada and the U.S. During the fourth quarter of 1999, the most popular Blue Label items within each market were repackaged and consolidated into the Green Label because of changes in consumer preferences towards full flavored entrees.

     Canadian sales contributed $30.0 million, or 11.7% to net sales for fiscal 1999 compared to $24.1 million, or 11.2% for fiscal 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded in Green Label, Red Label, Signature, Black Label and Snacks. These increases were partially offset by a volume decrease in co-pack. Price decreases were recorded in Green Label, Red Label and Black Label. These decreases were partially offset by a price increase in Snacks.
The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line.

                                                                  Fiscal Years Ended
                                                   January 2, 2000 compared to January 3, 1999
                                            --------------------------------------------------------
                                                Percentage             Percentage
                                            Increase (Decrease)    Increase (Decrease)    Percentage
                                              in Sales due to        in Sales due to        Change
                                               Volume Change           Price Change        in Sales
                                            -------------------    -------------------    -----------
Green Label........................                  0.7 %              (1.4)%                (0.7)%
Red Label..........................                  6.7                (1.8)                  4.9
Signature..........................               2246.1              (125.4)               2120.7
Black Label........................                  9.1                (4.0)                  5.1
Snacks.............................                 83.6                16.0                  99.6
Co-Pack............................               (100.0)                  -                (100.0)
                                                  ------              ------                ------
                                                    21.4 %              (2.0)%                19.4 %
                                                  ======              ======                ======

     Gross Profit. Gross profit in 1999 increased 12.4% or $12.0 million from $96.6 million in 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in 1999 decreased to 42.3% of net sales from 45.0% in 1998. The decrease resulted from lower gross margins related to Signature net sales and the Canadian sales.

     Selling and Promotional Expenses. Selling and promotional expenses for 1999 increased 47.1%, or $24.3 million, to $75.8 million from $51.5 million in 1998. The increase resulted primarily from an $11.1 million increase in slotting spending, a $5.0 million increase in advertising, a $4.9 million increase in trade promotion and a $1.4 million increase in freight expense.

     General and Administrative Expenses. General and administrative expenses for 1999 increased 15.3%, or $3.2 million, to $24.5 million from $21.3 million in 1998. The increase was primarily a result of increased salaries and related costs of $1.4 million, increased travel expenses of $0.4 million, increased consulting and professional fees of $0.7 million, increased outside finished goods storage of $0.3 million, increased marketing costs of $0.2 million and increased depreciation and amortization costs of $0.2 million. These increases were necessary to support the increase in production, sales and the installation of the enterprise resource planning software to replace the Company's previous financial software.

     Reserve for Plant Impairment. During 1996, the Company entered into an agreement with the Office of the Commissioner of the Iron Range Resources Rehabilitation Boards (IRRRB) for the construction of a manufacturing facility in Hibbing, Minnesota. In the third quarter of 1998, the Company recorded a $5.2 million charge for the impairment of assets incurred in connection with the potential plant facility. The total reserve of $5.2 million represented a non-cash charge of $4.7 million for asset impairment and $0.5 million for potential future liquidated damages and other costs. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB, and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income. Operating income for 1999 decreased 51.2% or $9.6 million, to $9.1 million from $18.7 million in 1998. As a percentage of net sales, operating income decreased to 3.6% of net sales in 1999 compared to 8.7% in 1998. The decrease resulted from the $27.5 million increase in selling and general administrative expenses and the $5.9 million decrease in the reserve for plant impairment, partially offset by the $12.0 million increase in gross profit.

     Interest Expense. Interest expense for 1999 increased 89.3%, or $5.8 million, to $12.3 million from $6.5 million in 1998. The increase was a result of subordinated debt interest of $9.1 million, partially offset by the decrease in interest related to the debt extinguished by the offering proceeds.

     Interest Income. Interest income was $0.4 million for 1999 and 1998.

     Other Income. Other income was $0.2 million for 1999 and 1998.

     Net Income (Loss). For the reasons stated above, net loss for 1999 decreased 120.8%, or $15.5 million, to $2.7 million as compared to net income of $12.8 million for 1998. As a percentage of net sales, net loss decreased to 1.0% of net sales in 1999 compared to net income of 6.0% in 1998.

Fiscal Year 1998 compared to Fiscal Year 1997

     Net Sales. The following table shows Luigino's net sales by product line and the percentage change from the prior year.

                                                        Fiscal Years Ended
                                             ---------------------------------------        Percentage
                                             January 3, 1999         January 4, 1998          Change
                                             ---------------         ---------------        ----------
                                           (Dollars in thousands)

Green Label...........................           $ 142,094               $ 135,720              4.7 %
Red Label.............................              34,638                  29,597             17.0
Signature.............................               1,541                       -            100.0
Black Label...........................              27,726                  28,598             (3.0)
Snacks................................               7,970                   9,096            (12.4)
Co-Pack...............................               1,006                   8,394            (88.0)
                                                 ---------               ---------           ------
                                                 $ 214,975               $ 211,405              1.7 %
                                                 =========               =========           ======

     Total net sales for 1998 increased 1.7% or $3.6 million, to $215.0 million from $211.4 million in 1997. Excluding the co-pack agreement with Pillsbury for the manufacture of pizza rolls, net sales for 1998 increased 5.4%, or $11.0 million to $214.0 million from $203.0 million in 1997. This co-pack agreement expired in the first quarter of 1998 and the Company is now producing Pizza Snack Rolls under the Michelina's brand. Green and Red Label net sales increased $6.4 million and $5.0 million, respectively, offset by a decrease in co-pack and Snack net sales and a small decrease in Black Label net sales. Signature was launched in December 1998 and resulted in a $1.5 million increase in net sales. Green and Red Label product sales increased due to product line expansion. During the fourth quarter of 1999, the most popular Blue Label items within each market were repackaged and consolidated into Green Label.

     Canadian sales contributed $24.1 million, or 11.2% to net sales for fiscal 1998 compared to $14.7 million, or 7.0% for fiscal 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded in Green Label, Red Label and Signature. These increases were partially offset by volume decreases in Black Label, Snacks and co-pack. Price decreases were recorded in Green Label, Red Label, Black Label, Snacks and co-pack. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line:

                                                     Fiscal Years Ended
                                     January 3, 1999 compared to January 4, 1998
                               ---------------------------------------------------------
                                  Percentage            Percentage
                               Increase (Decrease)    Increase (Decrease)     Percentage
                                in Sales due to        in Sales due to          Change
                                 Volume Change          Price Change           in Sales
                               -------------------    -------------------     ----------
Green Label...............             7.3 %                (2.6)%               4.7 %
Red Label.................            21.9                  (4.9)               17.0
Signature.................           100.0                     -               100.0
Black Label...............            (2.1)                 (0.9)               (3.0)
Snacks....................           (10.5)                 (1.9)              (12.4)
Co-Pack...................           (78.2)                 (9.8)              (88.0)
                                     -----                  ----               -----
                                       4.7 %                (3.0)%               1.7 %
                                     =====                  ====               =====

     Gross Profit. Gross profit in 1998 increased 2.2% or $2.1 million from $94.6 million in 1997. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in 1998 increased to 45.0% of net sales from 44.7% in 1997. The increase resulted from the decrease in co-pack volume as a percentage of total sales.

     Selling and Promotional Expenses. Selling and promotional expenses for 1998 decreased 0.1%, or $0.1 million, to $51.5 million from $51.6 million in 1997. The decrease resulted from a $4.8 million decrease in slotting spending compared to 1997 offset by a $4.7 million increase in trade promotion and advertising expenses. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

     General and Administrative Expenses. General and administrative expenses for 1998 increased 3.8%, or $0.8 million, to $21.3 million from $20.5 million in 1997. The increase was a result of increased salaries and related expenses for sales and marketing of $0.2 million, increased consulting and other professional fees of $0.2 million, increased management information services expense of $0.2 million, and increased bonus accrual of $0.7 million, partially offset by a decrease in amortization and bad debt expense of $0.5 million. Increased sales and marketing expenses have resulted in better controls over external selling expenses, particularly in spending related to new product introductions. Increased MIS spending was used to upgrade the computer hardware and to begin installation of enterprise resource planning software to replace current financial software.

     Reserve for Plant Impairment. During 1996, Luigino's entered into an agreement with the Office of the Commissioner of the Iron Range Resources Rehabilitation Boards (IRRRB) for the construction of a manufacturing facility in Hibbing, Minnesota. In 1998, Luigino's recorded a $5.2 million charge for the impairment of assets incurred in connection with the potential plant facility. The total reserve of $5.2 million represented a non-cash charge of $4.7 million for asset impairment and $0.5 million for potential future liquidated damages and other costs. There was no similar expense in 1997. On April 27,1999, the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating lncome. Operating income for 1998 decreased 17.1% or $3.8 million, to $18.7 million from $22.5 million in 1997. As a percentage of net sales, operating income decreased to 8.7% of net sales in 1998 compared to 10.6% in 1997. The decrease resulted from the $5.2 million charge for plant impairment, and the $0.7 million increase in selling and general administrative expenses, partially offset by the $2.1 million increase in gross profit.

     Interest Expense. Interest expense was $6.5 million for 1998 and 1997.

     Interest Income. Interest income for 1998 decreased 44.5%, or $0.4 million, to $0.4 million from $0.8 million in 1997. Substantially all interest income resulted from the notes receivable from stockholders, which bears interest at the short-term applicable federal rates. The decrease resulted from a $2.6 million decrease in outstanding balances in August 1997 and lower interest rates in 1998.

     Other Income (Expense). Other income was $0.2 million for 1998 and 1997.

     Net Income. For the reasons stated above, net income for 1998 decreased 24.5%, or $4.2 million, to $12.8 million from $17.0 million in 1997. As a percentage of net sales, net income decreased to 6.0% of net sales in 1998 compared to 8.0% in 1997.

Liquidity and Capital Resources

     Fiscal Year 1999 compared to Fiscal Year 1998. Luigino's generated $8.7 million of cash from operating activities during 1999, compared to $24.3 million in 1998. The decrease resulted primarily from decreased net income in 1999.

     Investing activities used $29.8 million of cash in 1999 and $34.2 million in 1998. Fiscal year 1999 included the purchase of $5.9 million of equipment under operating leases and $23.0 million in machinery and equipment purchases.

     Financing activities generated $20.1 million of cash in 1999 compared to $5.9 million of cash in 1998. Fiscal year 1999 includes a $100.0 million increase in debt related to the senior subordinated notes, offset by a $87.1 million reduction in other debt, and a $3.3 million increase in note receivable collections, partially offset by a $1.8 million increase in distributions to stockholders.

     Fiscal Year 1998 compared to Fiscal Year 1997. Luigino's generated $24.3 million of cash from operating activities during 1998, compared to $24.9 million in 1997. The decrease resulted from increased working capital requirements in 1998.

     Investing activities used $34.2 million of cash in 1998 and $14.2 million in 1997. Fiscal year 1998 included $24.2 million in buyouts of equipment under operating leases.

     Financing activities generated $5.9 million in 1998 compared to using $5.8 million of cash in 1997. The difference is due to $20.9 million in increased borrowings to finance the equipment lease buyouts, offset by a $2.2 million reduction in stockholder notes receivable collections and a $7.1 million increase in distribution to stockholders primarily related to Subchapter S tax liabilities. As of January 3, 1999, the Company did not comply with the minimum net worth covenant under the Ohio bonds, which required a minimum net worth of $15.0 million, however, the Company obtained a waiver of the default for fiscal year 1998. The net worth covenant was amended for fiscal year 1999 resulting in a change of the definition of net worth to include all subordinated debt and to require a minimum net worth of $85.0 million.

     2000 Planned Expenditures. As a part of the Company's strategic growth plan, the Company is budgeting approximately $9.7 million in slotting expenses in 2000 to introduce new products and increase product penetration. The Company estimates that its overall capital expenditures in 2000 will be approximately $10.0 million. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

     The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Factors. The Company is exposed to market risks from adverse changes in interest rates, commodity prices and foreign exchange rates. The Company enters into hedging transactions to mitigate these risks as deemed appropriate. The Company does not use financial instruments for trading or speculative purposes.

     Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. The Company's percentage of fixed rate debt to total debt was 100.0% and 58.4% at January 2, 2000 and January 3, 1999, respectively. The Company had an interest rate swap agreement that effectively converted $25.0 million of variable rate debt to fixed rate debt for both years.

     Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors.

     Foreign Exchange Rates. The Company has some exposure to foreign exchange rate fluctuations in Canada, Australia and the United Kingdom. This risk is mitigated by the fact that the Company sells its products to its Canadian and Australian joint marketing arrangement partners in U.S. dollars. The Company's exchange rate risk is then limited to the profit sharing portion of the joint marketing arrangements. The foreign exchange rate risk on United Kingdom net sales was not significant for fiscal year 1999 or 1998.

     Resolution of Year 2000. The Company did not incur any significant unanticipated expenses nor any disruption of business operations as a result of the transition to Year 2000. The Company's final cost to modify its systems for the Year 2000, including equipment, software, consulting and training, was approximately $2.0 million, which was funded through operating cash flows.

Item 8. Financial statements and supplementary data

     The following financial statements are filed as part of this report.

          Report of Independent Public Accountants..........................F-2
          Balance Sheets as of January 2, 2000 and January 3, 1999..........F-3
          Statements of Operations for the Fiscal Years Ended
             January 2, 2000, January 3, 1999 and January 4, 1998...........F-4
          Statements of Cash Flows for the Fiscal Years Ended
             January 2, 2000, January 3, 1999 and January 4, 1998...........F-5
          Statements of Stockholder's Equity (Deficit) for the
             Fiscal Years Ended January 2, 2000, January 3, 1999
             and January 4, 1998............................................F-6
          Notes to Financial Statements.....................................F-7

Item 9. Changes in and Disagreements with Accountants

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table provides information with respect to Luigino's directors and executive officers.

          Name                       Age       Title
          ----                       ---       -----

          Jeno F. Paulucci.........  81   Chairman of the Board, Chief
                                          Executive Officer and Director

          Ronald O. Bubar..........  58   President, Chief Operating Officer
                                          and Director

          Danette R. Bucsko........  34   Chief Financial Officer (1)

          Joel Conner..............  48   Senior Executive Vice President of
                                          Marketing and International Sales

          Charles W. Pountney......  40   Executive Vice President of Sales

          Jeffrey T. Wilson........  55   Executive Vice President of
                                          Operations

          David Webber.............  53   Vice President of National
                                          Accounts

          Robert L. Peterson.......  67   Vice Chairman and Director

          Anthony Luiso............  55   Director

          Jack Helms...............  47   Director

          Lois M. Paulucci.........  77   Director

          Larry W. Nelson..........  49   Director

          William H. Hippee, Jr....  53   Director

(1) As of March 20, 2000, Joel Kozlak resigned as Chief Financial Officer and Danette Bucsko was named Chief Financial Officer.

     Jeno F. Paulucci is the founder of Luigino's. He has been Luigino's Chairman of the Board and Chief Executive Officer since Luigino's inception in April 1990, and was the President of Luigino's from 1990 until 1996. Mr. Paulucci is a well-known food industry executive who, over the past 50 years, has founded several successful food companies, including Chun King Corporation and Jeno's, Inc. He was the former Chairman of the Board of Cornelius Company, a producer and marketer of food and beverage equipment, and was the first Chairman of the Board of R.J. Reynolds Food Company, now RJR Nabisco, Inc.

     Ronald O. Bubar has been the President and Chief Operating Officer of Luigino's since 1996. Mr. Bubar has been a director of Luigino's since November 1999. Mr. Bubar served as Executive Vice President of Operations from 1991 to 1996. From 1990 to 1991, Mr. Bubar provided consulting services to Luigino's. Before 1990, Mr. Bubar was Vice President of Operations of The Pillsbury Company from 1986 to 1990 and Director of Manufacturing of Pillsbury from 1985 to 1986. Mr. Bubar served as Executive Vice President of Operations of Jeno's, Inc. from 1980 to 1985.

     Danette R. Bucsko joined Luigino's in July 1999 and has served as the Chief Financial Officer since March 2000. From 1998 to 1999, she was a partner in the financial consulting firm of Growth Financial Services. From 1996 to 1998, she was Controller for Video Update, Inc., and from 1987 to 1996 she held various positions, including Controller for MEI Diversified/MEI Salons.

     Joel Conner joined Luigino's in 1990 and has served in various positions of increasing responsibility, currently serving as Senior Executive Vice President of Marketing and International Sales. Before joining Luigino's, Mr. Conner founded and operated Conner Management Corporation and Cornell Associates, companies that provided management and consulting services to the hospitality industry worldwide. From 1982 to 1990, he was Vice President of Marketing for ServiceMaster Industries.

     Charles W. Pountney joined Luigino's in June 1999 as Executive Vice President of Sales. Prior to joining Luigino's, he served for four years as Executive Vice President and Chief Operating Officer for the Paul Inman Associates, Inc., food brokerage located in Grand Rapids, Michigan. Prior to joining the Inman brokerage, he was associated with American Home Food Products for 12 years, starting in direct sales in Michigan and earning successive promotions to Vice President, Field Sales.

     Jeffrey T. Wilson joined Luigino's in July 1999 as Executive Vice President of Operations. Before joining Luigino's, Mr. Wilson served for five years with the Hunt Food Company, most recently as General Manager of Hunt's processing facilities in Perrysburg, Ohio. From 1988 to 1994, he served as Plant Manager for National Biscuit Company (Nabisco) facilities in Philadelphia and in Buena Park, California. He began his career with Del Monte Corporation in 1969.

     David Webber joined Luigino's in July 1997 as Executive Vice President of Sales-East Region and has been Vice President of National Accounts since December 1998. Before joining Luigino's, Mr. Webber was Vice President of Sales and Marketing for The Vegetable Company, Green Bay, Wisconsin, a division of Dean Foods, from 1992 to 1997. From 1981 to 1992, he was employed in various capacities with The Pillsbury Company, including Group Marketing Manager-Canada, Director of Marketing-Green Giant Division, Director of Marketing-Desserts Division and Vice President, Pizza Division.

     Robert L. Peterson has been a director of Luigino's since January 1999 and Vice Chairman of Luigino's since August 1999. Mr. Peterson is Chairman of the Board and Chief Executive Officer of IBP, Inc. He was named President and Chief Operating Officer of IBP in July 1977 and assumed the duties of Chairman of the Board and Chief Executive Officer in March 1980. Mr. Peterson has over 40 years of experience in the livestock and meat processing industry.

     Anthony Luiso has been a director of Luigino's since January 1999. Since 1996, Mr. Luiso has been an independent consultant, and provides consulting services to Luigino's. Mr. Luiso was Chairman, President and Chief Executive Officer of International Multifoods Corporation from 1989 to 1996.

     Jack Helms has been a director of Luigino's since January 1999. Mr. Helms joined Goldsmith, Agio, Helms and Company in 1987 and has served as President and Chief Operating Officer since 1992. He also serves on the Board of Directors of Applebees International, Inc., Goldsmith, Agio, Helms Securities Co. and Agio Capital Mgmt. LLC.

     Lois M. Paulucci has been a director of Luigino's since January 1999. She is an independent investor and is the wife of Jeno Paulucci.

     Larry W. Nelson has been a director of Luigino's since January 1999. He has been the President of Paulucci International, Ltd., Inc. since 1988. Mr. Nelson is a trustee of trusts that are the beneficial owners of shares of the Common Stock of Luigino's, as indicated in the "Ownership of Common Stock" section of this report.

     William H. Hippee, Jr. has been a director of Luigino's since January 1999. He has been a partner in the Minneapolis law firm of Dorsey & Whitney LLP since 1978. Mr. Hippee is a trustee of trusts that are the beneficial owners of shares of the Common Stock of Luigino's, as indicated in the "Ownership of Common Stock" section of this report.

Item 11. Executive Compensation

     The following table shows the cash compensation paid in the last fiscal year to or accrued for the Chief Executive Officer and the four highest paid executive officers of Luigino's whose salary and bonus earned in 1999 exceeded $100,000.

                                                                          Annual Compensation
                                                                         ------------------------
                                                                                        Other
                                                                                        Annual          All Other
                                                  Year      Salary       Bonus       Compensation     Compensation
                                                  ----      ------       -----       ------------     ------------
Jeno F. Paulucci                                  1999      $  ----     $  ----      $250,000 (1)        $  ----
    Chairman and Chief Executive Officer          1998      $  ----     $  ----      $320,000 (1)        $  ----

Ronald O. Bubar                                   1999      $322,596    $300,000     $  4,800 (2)        $1,300,000 (3)
    President and Chief Operating Officer         1998      $300,000    $300,000     $  4,800 (2)        $1,000,000 (3)

Joel C. Kozlak                                    1999      $200,000    $150,000     $  4,800 (2)        $  ----
    Chief Financial Officer                       1998      $190,385    $150,000     $  4,800 (2)        $  ----

Joel Conner                                       1999      $209,616    $200,000     $  4,800 (2)        $  ----
    Senior Executive Vice President of            1998      $165,385    $150,000     $  4,800 (2)        $  ----
    Marketing and International Sales

David Webber                                      1999      $150,000    $ 60,000     $  4,500 (2)        $  ----
    Vice President of National Accounts           1998      $174,423    $ 50,000     $  5,233 (2)        $  ----

(1) Includes $250,000 paid by Paulucci International Ltd., Inc., a Subchapter S corporation wholly owned by Mr. Paulucci, for consulting services provided to Luigino's in 1999. Includes $70,000 paid by Luigino's for consulting services and $250,000 paid by Paulucci International, Ltd., Inc. for consulting services provided to Luigino's in 1998. Mr. Paulucci also receives Subchapter S distributions from Paulucci International. See "Consulting and Employment Agreements" and "Certain Relationships and Related Transactions."

(2)  Includes compensation paid by Luigino's under its matching 401(K) plan.

(3) Payments under Luigino's phantom stock plan. See "Consulting and Employment Agreements."

Consulting and Employment Agreements

     Luigino's and Paulucci International, Ltd., Inc., a Subchapter S corporation wholly owned by Jeno F. Paulucci, are parties to a consulting agreement, dated January 1, 1999, under which Paulucci International provides consulting services to Luigino's, as described in the paragraph below, relating to the frozen entree and frozen snack food businesses. Under the terms of the consulting agreement, Paulucci International is currently paid an annual fee of $3.3 million and is reimbursed for its actual out-of-pocket expenses incurred in rendering these services. The Company paid Paulucci International $3.0 million under the consulting agreement in 1999 and $2.6 million under a similar consulting agreement in 1998. Paulucci International distributed $2,225,585 and $1,422,585 to Mr. Paulucci in his capacity as sole shareholder of Paulucci International in 1999 and 1998, respectively. The current consulting agreement has a seven-year term, but may be terminated by either party after two years upon 90 days notice. If the consulting agreement is terminated by Luigino's, a termination fee is payable to Paulucci International equal to the prior twelve month's consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

     Paulucci International provides the following services to Luigino's under the terms of the consulting agreement:

     o Prepare marketing and advertising strategies for building brand awareness.

     o Establish and maintain relationships with major customers of Luigino's.

     o Identify new market opportunities in frozen foods and related food segments of the industry.

     o Create new product ideas or lines and assist in researching and developing them.

     o Develop strategies for increasing the penetration / distribution of existing products.

     o    Services relating to international expansion, including:

          o Product and packaging identification, production and distribution;

          o Negotiate agreements with third parties for production, marketing and distribution;

          o    Examine potential plant sites and related financing options.

     o Services relating to expansion of existing domestic plants or identification of potential new plant sites and related financing options.

     o    Monitor product quality.

     o Formulate organizational structure for all departments including, administrative, operations, international and sales and marketing.

     o Services relating to corporate transactions including legal, tax, financing and others that may affect the company's shareholders.

     o Services relating to corporate aircraft acquisitions, maintenance and staffing.

     o Various other services relating to the business, including marketing, financing, taxes, insurance and legal.

     Mr. Bubar serves as President and Chief Operating Officer of Luigino's under an employment agreement which was extended by Luigino's in 1999 and is in effect until December 2001, subject to early termination or extensions thereunder. Mr. Bubar receives an annual salary of $360,000 during the term of the agreement and receives a bonus in the amount of 75.0% to 100.0% of his base salary based on earnings criteria. The employment agreement provides for an 18-month non-competition covenant upon termination of the agreement. In addition, Mr. Bubar is paid compensation under Luigino's phantom stock plan, which is described in the paragraph below. The other officers of Luigino's are also party to incentive agreements that link a portion of their future compensation to EBITDA.

     The Luigino's Phantom Stock Plan was established in November 1992 with a term extending until December 31, 1996. The plan provided for the award from time to time of a maximum of two phantom shares to key employees at the discretion of the board of directors. Phantom shares are the unfunded and unsecured promise of Luigino's to provide a bonus award under the plan in the future. Shares granted under the plan vest 50% at the time of the grant and then 12 1/2% on each remaining December 31st. The bonus award is a minimum of $500,000, payable in equal monthly installments, and additional amounts if the stock value of Luigino's is more than $100,000,000. Mr. Bubar was awarded one phantom share under the plan, subject to phantom stock plan bonus award and agreements and receives payments under this agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Luigino's has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are non-voting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by Jeno F. Paulucci, the founder, Chairman of the Board and Chief Executive Officer of Luigino's. The 900 shares of non-voting stock, all of which are issued and outstanding, are beneficially owned by Mr. Paulucci, one of his adult children, and trusts established for the benefit of such adult children and their children. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole investment power with respect to all shares of Luigino's common stock shown as beneficially owned by them. The shares shown in the table are non-voting shares. The individuals and entities who beneficially own more than 5.0% of the outstanding non-voting shares are as follows:

                                                          Non-voting Shares
                                                          Beneficially Owned
                                                          ------------------

Shareholders                                              Number     Percent
------------                                              ------     -------
Jeno F. Paulucci.....................................      300          33

Trusts for the benefit of............................      120          13
Mr. and Mrs. Paulucci and their adult children (1)

Michael J. Paulucci (2)..............................       80           9

Trusts for the benefit of............................       80           9
Michael Paulucci and his children (1) (2)
c/o MJP Management
525 Lake Avenue South
Duluth, Minnesota 55802

Trusts for the benefit of............................      160          18
Cynthia J. Soderstrom and her children (1)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

Trusts for the benefit of............................      160          18
Gina J. Paulucci (1)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

---------------

(1) Each of these trusts has two trustees, and the trustees share investment power. William Hippee is one of the trustees of each of these trusts. The other trustee is one of Larry Nelson, Larry Scanlon or Larry Johnson.

(2) Michael Paulucci has pledged all of his and some of the trusts' shares of Common Stock of Luigino's to Jeno F. Paulucci, U.S. Bank National Association-Minneapolis, U.S. Bank National Association-Duluth and the Bank of Boston in connection with various debt obligations unrelated to Luigino's.

Item 13. Certain Relationships and Related Transactions

Shareholder Control Agreement

     The holders of the common stock of Luigino's have executed a shareholder control agreement which removes from the board of directors of Luigino's, and vests in the holders of its voting common stock, presently Mr. Paulucci, the sole power to make decisions with respect to the management and affairs of Luigino's that would normally be made by the board of directors. The agreement does not remove from the board of directors its authority to accept or reject any agreements between Luigino's and any of its shareholders and other affiliates that are not entered into on arms-length terms. Luigino's may not take any of the actions listed below without the approval of Mr. Paulucci, notwithstanding that no vote may be required, or that a lesser percentage vote may be specified by law, by the articles of incorporation or bylaws of
Luigino's:

     o amend its articles of incorporation, bylaws or any other charter document;

     o issue any equity security, including any security convertible into or exercisable or exchangeable for any equity security;

     o redeem or otherwise acquire shares of its capital stock or warrants or options for its capital stock;

     o declare dividends or make other distributions on its capital stock except dividends and distributions from or to a wholly-owned subsidiary of Luigino's;

     o sell or otherwise dispose of any assets except dispositions of : (1) inventory in the ordinary course of business, and (2) assets with a fair market value of less than $100,000 in any fiscal year;

     o enter into any agreement which prohibits any subsidiaries to pay dividends or distributions to Luigino's or otherwise to transfer assets or engage in transactions with Luigino's;

     o recapitalize or change its capital structure which would result in a change in control from one person to another person of the power to vote any of the securities for the election of directors of Luigino's or otherwise having voting power to direct management policies of Luigino's;

     o    voluntarily dissolve or liquidate;

     o    have a subsidiary which is not wholly-owned by Luigino's;

     o    change its business in any material respect;

     o voluntarily subject any of its assets to any lien or encumbrance, except permitted encumbrances and (1) accounts payable and accrued expenses incurred in the ordinary course of business, (2) encumbrances under the note indenture, or (3) encumbrances under the new credit agreement;

     o acquire any securities or assets of any other person, except for acquisitions of supplies and equipment in the ordinary course of business;

     o make capital expenditures or commitments for additions to property, plant or equipment constituting capital assets which individually are more than $50,000 or in the aggregate are more than $100,000 in any 12-month period;

     o    enter into joint ventures or partnerships;

     o incur any indebtedness, including capitalized leases, except (1) accounts payable and accrued expenses incurred in the ordinary course of business, (2) indebtedness under the note indenture, or (3) indebtedness under the new credit agreement;

     o    adopt any employee benefit or incentive plan;

     o enter proceedings under Title 11 of the United States Code or any other federal or state bankruptcy or similar law;

     o remove, appoint and elect members of the board of directors, including filling vacancies.

     The provisions listed above are a summary of the terms of the shareholder control agreement filed as an exhibit to the Company's S-4 Registration Statement. This summary is qualified in its entirety by reference to the agreement.

Other Related Transactions

     Luigino's has advanced an aggregate of $14.2 million to Jeno F. Paulucci under a promissory note dated November 2, 1997 from Mr. Paulucci, which matures January 15, 2001. Of this amount, $5.7 million was outstanding at January 2, 2000. Amounts due under the shareholder note bear interest at the minimum rate necessary to avoid original issue discount or the imputation of interest for federal income tax purposes payable quarterly with annual amortization of a portion of principal. The minimum rate was 5.7% at January 2, 2000. Luigino's is not obligated to make additional advances under the shareholder note.

     Luigino's leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are Jeno
F. Paulucci and Michael J. Paulucci, and the limited partners are Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci, and trusts for their respective benefit. Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci are the children of Jeno F. Paulucci. When the interests of each of these children are aggregated with their respective trust interests, the ownership interests of the partners in Etor Properties are divided as follows:
Michael J. Paulucci, approximately 60.0%; Cynthia J. Soderstrom, approximately 20.0%; and Gina J. Paulucci, approximately 20.0%. Jeno F. Paulucci has less than a 1.0% ownership interest in Etor Properties. The lease under which the Duluth office facility is currently occupied became effective on January 1, 2000 for a three-year initial term. Luigino's has an option to extend the lease for an additional two years, provided that Luigino's is not in default upon expiration of the initial term. The annual rent payments under the lease were $252,025 in 1999, $219,195 in 1998 and $204,392 in 1997 and will be $293,249 in 2000, payable in monthly installments. If the lease is extended at Luigino's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

     As described above in Item 11 under the heading "Consulting and Employment Agreements," during fiscal 1999, 1998 and 1997 Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided Luigino's various consulting and administrative support services. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 1999, 1998 and 1997 were $3,168,225, $2,558,085 and
$2,422,392 respectively.

     Mr. Paulucci and his wife, Lois Paulucci, have personally guaranteed the payment of some of the Company's debt, of which a balance of $9.3 million was outstanding as of January 2, 2000. These guarantees continue in force until all indebtedness to the various creditors have been paid in full. Mr. and Mrs. Paulucci received no consideration from Luigino's for these guarantees.

     From time to time Luigino's makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. Luigino's paid Mr. Paulucci $265,000, $210,000 and $210,000 for such use in fiscal 1999, 1998 and 1997, respectively.

     From time to time Goldsmith, Agio, Helms and Company, of which Jack Helms is a principal, has been retained by Luigino's to perform investment banking and related services for Luigino's.

     Luigino's has entered into a Tax Distribution Agreement with each of its shareholders relating to federal and state income tax matters involving Luigino's and its shareholders. This agreement generally provides that for so long as Luigino's is an S corporation or a substantially similar pass-through entity for federal income tax purposes, the Company may make quarterly distributions to the shareholders for their income tax obligations resulting from income of Luigino's being subject to tax at the shareholder level.

     In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and and non-voting shares. Pursuant to a vending management agreement, SSCI will manage the Company's vending business for the sum of $50,000 or 7.5% of all sales of the Company's products sold through vending machines managed by SSCI for the Company, whichever is greater, per each four week period, commencing as of January 3, 2000, and extending until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company will pack certain products for SSCI, commencing as of January 1, 2000 and extending until December 31, 2004. The agreement can be extended for an additional term of up to five years. SCCI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company will be paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               All financial statements of the Company as set forth under Item 8 of this report.

          (2)  Financial Statement Schedules

               All supplemental financial schedules omitted as not applicable or not required under the rules of Regulation S-X or the information presented in the financial statements or notes thereto.

          (3)  Exhibits

               The following exhibits are filed herewith:

                 Number  Description
                 ------  -----------

                    3.1 Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    4.1 Indenture, dated February 4, 1999, between the Company and U.S. Bank Trust National Association with respect to the Company's 10% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    4.2 Form of the Company's Note Certificate for New Notes (incorporated by reference to Exhibit 4.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.1 Amended and Restated Credit Agreement, dated February
                         4, 1999, between and among the Company, The First National Bank of Chicago, as Agent and the lenders named therein (incorporated by reference to Exhibit
                         10.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.2 Amendment No. 1 to Amended and Restated Credit
                         Agreement, dated March 12, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.4 Consulting Agreement, dated January 1, 1999, between
                         the Company and Paulucci International Ltd., Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.5 Tax Distribution Agreement, dated February 4, 1999,
                         among the Company and all of its shareholders named therein (incorporated by reference to Exhibit 10.5 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.6 Twentieth Supplemental Trust Agreement, dated as of
                         September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $6,715,000 State of Ohio Economic Development Revenue Bonds, Series 1991-10 (incorporated by reference to Exhibit
                         10.6 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.7 Lease, dated as of September 1, 1991, between the
                         Director of Development of the State of Ohio and the Company (incorporated by reference to Exhibit 10.7 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.8 Thirty-Eighth Supplemental Trust Agreement, dated as of
                         September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $8,100,000 State of Ohio Economic Development Revenue Bonds, Series 1993-5 (Foremost Mgmt., Inc. Project) (incorporated by reference to Exhibit 10.8 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                    10.9 Lease, dated as of September 21, 1993, between the
                         Director of Development of the State of Ohio and Foremost Mgmt., Inc. (incorporated by reference to
                         Exhibit 10.9 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                   10.10 Sublease, dated as of September 21, 1993, between
                         Foremost Mgmt., Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                   10.11 Amendment and Waiver, dated as of December 22, 1998, between the Company and Department of Development of the State of Ohio (incorporated by reference to Exhibit
                         10.11 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                   10.12 Shareholder Control Agreement, dated February 4, 1999, among the Company and its shareholders (incorporated by reference to Exhibit 10.12 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                   10.13 Amendment No. 2 to Amended and Restated Credit
                         Agreement, dated March 12, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein. (incorporated by reference to Exhibit 10.13 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                   10.14 Amendment No. 3 to Amended and Restated Credit
                         Agreement, dated July 16, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q filed August 25, 1999).

                   10.15 Amendment No. 4 to Amended and Restated Credit
                         Agreement, dated July 17, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 10Q filed August 25, 1999).

                  *10.16 Amendment No. 5 to Amended and Restated Credit
                         Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent, and the lenders named therein.

                   *12.1 Statement of computation of ratios.

                   *24.1 Power of attorney.

                   *27.1 Financial Data Schedule.

                   *99.1 Cautionary Statements

                   * Filed herewith.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LUIGINO'S, INC.


                                        By:   /s/ Jeno F. Paulucci
                                           ------------------------------------
                                           Jeno F. Paulucci
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Signature                                   Title                                                Date
---------                                   -----                                                ----
 /s/ Jeno F. Paulucci                       Chief Executive Officer                              March 24, 2000
------------------------------------        and Director (Principal Executive Officer)
Jeno F. Paulucci


 /s/ Danette R. Bucsko                      Chief Financial Officer                              March 24, 2000
------------------------------------        (Principal Financial and Accounting Officer)
Danette R. Bucsko


 /s/ Ronald O. Bubar                        President, Chief Operating Officer and Director      March 24, 2000
------------------------------------
Ronald O. Bubar


 *                                          Vice Chairman and Director                           March 22, 2000
------------------------------------
Robert L. Peterson


 *                                          Director                                             March 24, 2000
------------------------------------
Anthony Luiso


 *                                          Director                                             March 24, 2000
------------------------------------
Jack Helms


 *                                          Director                                             March 22, 2000
------------------------------------
Lois M. Paulucci


 *                                          Director                                             March 22, 2000
------------------------------------
William H. Hippee, Jr.


 *                                          Director                                             March 22, 2000
------------------------------------
Larry W. Nelson


*By:     /s/ Jeno F. Paulucci
    --------------------------------
    Jeno F. Paulucci
    Attorney-in-Fact


                                 LUIGINO'S, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Public Accountants....................................F-2

Balance Sheets as of January 2, 2000 and January 3, 1999....................F-3

Statements of Operations for the Fiscal Years Ended January 2, 2000,
         January 3, 1999 and January 4, 1998................................F-4

Statements of Cash Flows for the Fiscal Years Ended January 2, 2000,
         January 3, 1999 and January 4, 1998................................F-5

Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended
         January 2, 2000, January 3, 1999 and January 4, 1998...............F-6

Note to Financial Statements................................................F-7

                    Report of Independent Public Accountants



To Luigino's, Inc:

We have audited the accompanying balance sheets of Luigino's, Inc. (a Minnesota Corporation) as of January 2, 2000 and January 3, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luigino's, Inc. as of January 2, 2000 and January 3, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.



                                        ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
March 2, 2000

                                 LUIGINO'S, INC.
                                 Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                     January 2,    January 3,
                                                                        2000          1999
                                                                     ----------    ----------
ASSETS
Current Assets:
      Cash and cash equivalents .................................    $     105     $   1,193
      Receivables, net of allowance for doubtful accounts
        of $145 and $150, respectively ..........................       22,059        19,709
      Inventories ...............................................       22,420        15,548
      Prepaid expenses and other ................................        1,797         1,179
                                                                     ---------     ---------

           Total current assets .................................       46,381        37,629
                                                                     ---------     ---------

Property, Plant and Equipment:
      Land ......................................................           22            22
      Buildings and improvements ................................       16,783        16,720
      Machinery and equipment ...................................       98,159        77,510
      Office equipment and leasehold improvements ...............        5,022         2,705
      Construction in progress ..................................        8,835         2,916
      Less - - Accumulated depreciation .........................      (34,211)      (24,491)
                                                                     ---------     ---------

           Net property, plant and equipment ....................       94,610        75,382
                                                                     ---------     ---------

Other Assets:
      Note receivable from principal stockholder ................        5,472         8,809
      Deferred costs, principally debt issuable costs ...........        5,398         1,956
      Restricted cash ...........................................          747           745
                                                                     ---------     ---------

           Total other assets ...................................       11,617        11,510
                                                                     ---------     ---------

Total Assets ....................................................    $ 152,608     $ 124,521
                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt ......................    $   2,729     $   9,398
      Accounts payable ..........................................       25,422        16,942
      Accrued expenses - -
           Accrued payroll and benefits .........................        4,817         5,118
           Accrued interest .....................................        4,430           227
           Accrued promotion and other ..........................        4,915         6,437
                                                                     ---------     ---------

           Total current liabilities ............................       42,313        38,122

Long-Term Debt, less current maturities .........................      117,698        76,136
                                                                     ---------     ---------

           Total liabilities ....................................      160,011       114,258
                                                                     ---------     ---------

Commitments and Contingencies (Notes 2, 4 and 6)

Stockholders' Equity (Deficit):
      Common stocks - -
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding ..................         --            --
           Nonvoting, $1 stated par value, 900 shares authorized;            1             1
             900 shares issued and outstanding
      Additional paid-in capital ................................          655           655
      Retained earnings (deficit) ...............................       (8,059)        9,607
                                                                     ---------     ---------

           Total stockholders' equity (deficit) .................       (7,403)       10,263
                                                                     ---------     ---------

Total Liabilities and Stockholders' Equity (Deficit) ............    $ 152,608     $ 124,521
                                                                     =========     =========

  The accompanying notes are an integral part of these financial statements.

                                 LUIGINO'S, INC.
                            Statements of Operations
                                 (In Thousands)

                                           For the Fiscal Years Ended
                                    --------------------------------------
                                    January 2,    January 3,    January 4,
                                      2000          1999           1998
                                    ----------    ----------    ----------

Net Sales ......................    $ 256,750     $ 214,975     $ 211,405
Cost of Goods Sold .............      148,097       118,334       116,820
                                    ---------     ---------     ---------

      Gross profit .............      108,653        96,641        94,585
                                    ---------     ---------     ---------

Operating (Income) Expenses:
      Selling and promotional ..       75,783        51,524        51,582
      General and administrative       24,536        21,272        20,490
      Hibbing Settlement .......         (776)        5,172             -
                                    ---------     ---------     ---------
      Total operating expenses .       99,543        77,968        72,072
                                    ---------     ---------     ---------

      Operating income .........        9,110        18,673        22,513

Other Income (Expense):
      Interest expense .........      (12,323)       (6,509)       (6,476)
      Interest income ..........          379           436           786
      Other, net ...............          168           235           180
                                    ---------     ---------     ---------

      Total other expense ......      (11,776)       (5,838)       (5,510)
                                    ---------     ---------     ---------

Net Income (Loss) ..............    $  (2,666)    $  12,835     $  17,003
                                    =========     =========     =========

  The accompanying notes are an integral part of these financial statements.

                             LUIGINO'S, INC.
                        Statements of Cash Flows
                             (In Thousands)

                                                                              For the Fiscal Years Ended
                                                                        --------------------------------------
                                                                        January 2,   January 3,     January 4,
                                                                          2000         1999            1998
                                                                        ----------   ----------     ----------
Operating Activities:
     Net income (loss) .............................................    $  (2,666)    $  12,835     $  17,003
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities -
         Depreciation and amortization .............................       10,305         7,388         5,925
         Noncash portion of plant impairment .......................         --           4,722          --
         Changes in operating assets and liabilities:
              Receivables ..........................................       (2,350)       (1,139)        3,464
              Inventories ..........................................       (6,873)       (4,128)       (1,236)
              Prepaid expenses and other ...........................         (618)         (134)          716
              Accounts payable and accrued expenses ................       10,860         4,738          (931)
                                                                        ---------     ---------     ---------

                 Net cash provided by operating activities .........        8,658        24,282        24,941
                                                                        ---------     ---------     ---------

Investing Activities:
     Purchases of property, plant and equipment ....................      (28,959)      (33,098)      (10,202)
     Purchases of other assets .....................................         (869)       (1,053)       (4,011)
                                                                        ---------     ---------     ---------

                 Net cash used in investing activities .............      (29,828)      (34,151)      (14,213)
                                                                        ---------     ---------     ---------

Financing Activities:
     Borrowings on revolving credit agreement ......................       76,600        53,900        49,250
     Payments on revolving credit agreement ........................      (86,400)      (38,800)      (68,750)
     Proceeds from debt ............................................      100,000        11,670        60,364
     Repayments of debt ............................................      (55,307)       (8,000)      (43,013)
     Decrease (increase) in deffered financing costs ...............       (3,146)          113           302
     Decrease (increase) in restricted cash ........................           (2)          222          --
     Decrease (increase) of note receivable ........................        3,337            (1)        2,151
     Distributions to stockholders .................................      (15,000)      (13,199)       (6,108)
                                                                        ---------     ---------     ---------

                 Net cash provided by (used in) financing activities       20,082         5,905        (5,804)
                                                                        ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents ...................       (1,088)       (3,964)        4,924
Cash and cash equivalents, beginning of year .......................        1,193         5,157           233
                                                                        ---------     ---------     ---------

Cash and cash equivalents, end of year .............................    $     105     $   1,193     $   5,157
                                                                        =========     =========     =========

Supplemental Information:
              Interest paid ........................................    $   8,120     $   6,505     $   7,253
                                                                        =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                 LUIGINO'S, INC.
                  Statements of Stockholders' Equity (Deficit)
 For the Fiscal Years Ended January 2, 2000, January 3, 1999 and January 4, 1998
                        (In Thousands, Except Share Data)

                                               Common Stock
                                  ---------------------------------------                  Notes                     Total
                                       Voting              Nonvoting       Additional    Receivable   Retained    Stockholders'
                                  -----------------   -------------------   Paid-In        From       Earnings       Equity
                                   Shares    Amount    Shares     Amount     Capital    Stockholders  (Deficit)     (Deficit)
                                  --------   ------   --------   --------  ----------   ------------  ---------   -------------

Balance at December 29, 1996 .         100    $--         900    $      1    $    655    $ (2,660)    $   (924)    $ (2,928)

Collection of notes receivable
      from stockholders ......        --       --        --          --          --         2,660         --          2,660
Distributions to stockholders         --       --        --          --          --          --         (6,108)      (6,108)
Net income ...................        --       --        --          --          --          --         17,003       17,003
                                  --------    ---    --------    --------    --------    --------     --------     --------

Balance at January 4, 1998 ...         100     --         900           1         655        --          9,971       10,627

Distributions to stockholders         --       --        --          --          --          --        (13,199)     (13,199)
Net income ...................        --       --        --          --          --          --         12,835       12,835
                                  --------    ---    --------    --------    --------    --------     --------     --------

Balance at January 3, 1999 ...         100     --         900           1         655        --          9,607       10,263

Distributions to stockholders         --       --        --          --          --          --        (15,000)     (15,000)
Net loss .....................        --       --        --          --          --          --         (2,666)      (2,666)
                                  --------    ---    --------    --------    --------    --------     --------     --------

Balance at January 2, 2000 ...         100    $--         900    $      1    $    655    $   --       $ (8,059)    $ (7,403)
                                  ========    ===    ========    ========    ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                 Luigino's, Inc.

                          Notes to Financial Statements

                    (Dollars In Thousands, Except Share Data)


1. Operations:

Luigino's, Inc. (the Company), a Minnesota corporation, manufactures food products primarily under the Michelina's and Yu Sing labels at production facilities located in Minnesota and Ohio. Its products are distributed predominately in the North American market and are sold through independent and chain store retail grocery outlets.

2. Summary of Significant Accounting Policies:

Fiscal Year

The Company has elected a 52/53-week fiscal year which ends on the Sunday closest to December 31. The years ended January 2, 2000 (fiscal year 1999) and January 3, 1999 (fiscal year 1998) were 52-week fiscal years. The year ended January 4, 1998 (fiscal year 1997) was a 53-week fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are convertible into known amounts of cash and have an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market deposits. The fair value of cash and cash equivalents approximates carrying value because of the short maturity of the investments.

Restricted Cash

Restricted cash includes cash restricted for foreign duty bonds and debt retirement.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                                January 2,      January 3,
                                                   2000            1999
                                                ----------      ----------

            Raw materials                        $ 9,804         $ 7,266
            Finished goods                         9,226           6,249
            Packaging supplies                     3,390           2,033
                                                 -------         -------
                                                 $22,420         $15,548
                                                 =======         =======

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements that extend the life of an asset are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided principally using the straight-line method based upon an estimated useful life of 20 to 40 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 10 years for office equipment and leasehold improvements.

Property, plant and equipment, and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgement.

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has estimated fair values using available market information and appropriates valuation methods. However, considerable judgment is required in formulating fair value, and the estimated fair value amounts may not be indicative of amounts which would be realized in market transactions. As of January 2, 2000 the carrying value of the Company's fixed rate debt was approximately $6,300 greater than its fair value. All other financial instruments' carrying values approximated fair value.

Revenue Recognition

Revenues are recognized as products are shipped, and promotions are accrued as commitments are made and related products are shipped. The Company records sales net of "off invoice" promotional discounts, which were $25,851, $19,651 and $22,350 for the fiscal years 1999, 1998 and 1997, respectively.

The Company had a co-pack agreement to manufacture certain food products for a third party that began in mid-1992 and expired the first quarter of the 1998 fiscal year. Net sales includes revenues related to the contract packing agreement of $0, $1,006 and $8,394 for fiscal years 1999, 1998 and 1997, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. The Company does not currently foresee a credit risk associated with these receivables.

The Company has an exclusive distribution agreement with a Canadian company to distribute the Company's products in Canada. The distributor accounted for 11.7% and 11.2% of net sales in fiscal years 1999 and 1998, respectively. During fiscal year 1997, no individual customer exceeded 10% of the Company's net sales.

Product Related Costs

Expenditures for research and development, advertising, sales promotion, new item placement and other product related costs are expensed as incurred.

Income Taxes

The Company has elected to be classified as an S corporation for federal and state income tax purposes whereby the Company's taxable income and available tax credits are included in the individual income tax returns of the stockholders.

The Company reports certain items for income tax purposes on a different basis from what is reflected in the accompanying financial statements. The principal differences are related to the depreciation of certain assets using accelerated methods and reserves and accruals not currently deductible for income tax purposes. The tax liabilities and benefits relating to the reversal of temporary differences in future years will be the responsibility of the stockholders unless the S corporation election is terminated, at which time deferred income taxes applicable to the temporary differences would be the responsibility of the Company.

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage exposure to interest rate fluctuations. The Company does not use derivative instruments for speculative purposes. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred or earned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for fiscal years 1998 and 1997 have been reclassified to conform with the fiscal year 1999 presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income
(loss).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or the results of operations of the Company.

3. Long-Term Debt:

The Company's long-term debt consisted of the following:

                                                                                         January 2,          January 3,
                                                                                            2000                1999
                                                                                         ----------          ----------

Senior subordinated notes; principal due February 1, 2006; interest at 10.0%             $ 100,000            $     -
   payable semi-annually
Notes payable to government bodies; varying maturity dates through 2013;                     9,341             10,465
   interest at 2.3% to 7.8%; collateralized by certain equipment and assets related to state development revenue bonds and guaranteed by the principal stockholders
Notes payable; due in monthly installments through 2003; interest at 8.1%;                   5,786             13,874
   collateralized by certain equipment
Notes payable to banks under revolving credit agreement; interest at 9.6%                    5,300             15,100
Notes payable to banks repaid in February 1999                                                   -             45,500
Other                                                                                            -                595
                                                                                         ---------           --------
                                                                                           120,427             85,534
Less- Current maturities                                                                    (2,729)            (9,398)
                                                                                         ---------           --------
                                                                                         $ 117,698           $ 76,136
                                                                                         =========           ========

On February 4, 1999, the Company amended and restated its existing senior credit facility with a group of banks to provide for a $50,000 revolving line of credit due January 31, 2004, and issued $100,000 10.0% Senior Subordinated Notes due February 1, 2006. The Company used the proceeds of the Senior Subordinated Notes to retire the outstanding debt under the existing credit facility of $63,900, to pay the outstanding balances on certain operating leases and other indebtedness of $13,875 and to make a $15,000 distribution to its stockholders.

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

The amended and restated credit facility provides for floating rate loans and Eurodollar rate loans of one, two, three, or six months in duration, plus a margin determined by the Company's cash flow leverage ratio, and a 0.5% commitment fee related to the unused portion of the revolving line of credit. Borrowings under the agreement are collateralized by substantially all assets of the Company and a pledge of the Company's stock by its principal stockholder.

The Company entered into a three-year interest rate swap agreement with a commercial bank in order to manage the relationship of its fixed rate versus floating rate debt. Income and expense associated with the swap transaction are accrued over the periods prescribed by the contract. The agreement, which relates to the notional amount of $25,000, effectively increased the Company's interest rate on the debt, from the effective date, September 26, 1997, by approximately 0.48%. The fair value of the interest rate swap agreement as of January 2, 2000 was not significant.

Under terms of the debt agreements, the Company must meet certain financial and nonfinancial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios. Certain covenants also require minimum employment levels at specified locations by specified dates, require certain reporting and place limitations on stock ownership and the movement of assets and operations. As of January 2, 2000, the Company was in compliance with all such covenants.

Aggregate maturities of long-term debt for each of the five years subsequent to fiscal year 1999 are $2,729, $2,449, $2,307, $1,141, $6,736 and $105,065
thereafter.

4. Related-Party Transactions:

The Company maintains a bank account with a bank related to the Company through common ownership. The Company and related entities also incur costs on behalf of one another and reimburse each other for such costs. The Company leases its executive offices in Duluth, Minnesota, and certain other facilities from related parties. The Company's principal stockholder and Paulucci International Ltd., Inc. (Paulucci International), a corporation wholly owned by the principal stockholder, provide the Company with various consulting and administrative support services. The Company reimburses these parties for such expenses. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 1999, 1998 and 1997 were $3,168, $2,558 and $2,422 respectively. Management believes such transactions with and reimbursements to related parties are at cost or at terms approximating fair value.

As of January 2, 2000, the Company had a note receivable of $5,722 due from its principal stockholder, of which $250 was classified as current. The note bears interest at the Short Term Applicable Federal Rate (5.7% at January 2, 2000) and is due on or before January 15, 2001. Quarterly interest payments and annual principal payments commenced on April 15, 1998 and December 31, 1998, respectively. The intended sources of repayment of this note are personal assets and future cash flows of the principal stockholder. Interest income includes interest earned on stockholder notes of approximately $299, $472 and $583 for the fiscal years ended 1999, 1998 and 1997, respectively.

In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and and non-voting shares. Pursuant to a vending management agreement, SSCI will manage the Company's vending business for the sum of $50 or 7.5% of all sales of the Company's products sold through vending machines managed by SSCI for the Company, whichever is greater, per each four week period, commencing as of January 3, 2000, and extending until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company will pack certain products for SSCI, commencing as of January 1, 2000 and extending until December 31, 2004. The agreement can be extended for an additional term of up to five years. SCCI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company will be paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company

5. Capital Stock:

The Company has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are nonvoting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by the Chairman and CEO of the Company.

6. Commitments and Contingencies:

Lease Commitments

The Company leases warehouse and office space, equipment and certain other items under noncancelable operating leases. Total lease expense was $754, $5,596 and $11,038 for the fiscal years ended 1999, 1998 and 1997, respectively.

Minimum annual rental commitments for periods subsequent to January 2, 2000 under noncancelable operating leases were as follows:

            2000                                    $ 678
            2001                                      475
            2002                                      403
            2003                                       42
            2004                                       16
            Thereafter                                 48
                                                   ------
                                                   $1,662
                                                   ======

Guarantee

The Company has guaranteed a $2,000 note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Consulting and Employment Agreements

The Company and Paulucci International are parties to a Consulting Agreement, dated January 1, 1999 (the Consulting Agreement), pursuant to which Paulucci International provides certain consulting services to the Company. Under the terms of the Consulting Agreement, Paulucci International was paid an annual fee of $3,000 and was reimbursed for its actual out-of-pocket expenses incurred in rendering such services. If the Consulting Agreement is terminated by the Company, a termination fee is payable to Paulucci International equal to the prior twelve months consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

The Company's President and Chief Operating Officer is party to an employment agreement which was extended by Luigino's in 1999 and is in effect until December 2001, subject to early termination or extensions thereunder. The employment agreement covers base salary and annual bonus, and provides for an 18-month noncompetition covenant upon termination of the agreement. Certain other members of management of the Company are also party to incentive agreements that link a portion of their future compensation to EBITDA. No amounts have been earned under this agreement for fiscal years 1999, 1998 and 1997, respectively.

Litigation

In November 1997, Luigino's commenced an action against The Stouffer Corporation (Stouffer) in the United States District Court, District of Minnesota seeking a judgment declaring that the Company's Michelina's Lean `n Tasty trademark does not infringe or dilute Stouffer's LEAN CUISINE trademark. Stouffer counterclaimed, alleging willful and bad faith infringement and dilution of its trademark and seeking damages, including an accounting for profits resulting to Luigino's from any illegal use. In March 1998, the District Court granted summary judgment in favor of Luigino's on all claims and Stouffer appealed the matter to the United States Court of Appeals for the Eighth Circuit. In March 1999, the Court of Appeals affirmed the decision of the District Court in favor of Luigino's on all claims and counterclaims.

The Company is also a party to other litigation in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Defined Contribution Plan

The Company sponsors a 401(k) plan which is available to all full-time salaried employees over the age of 21. The Company provided discretionary matching contributions of $324, $241 and $174 to eligible employees based upon their contributions to the plan for fiscal years 1999, 1998 and 1997, respectively.

Phantom Stock Plan

The Company sponsored a phantom stock plan which terminated December 31, 1996 and has issued one unit to a key employee. The provisions of the plan include minimum payments of $500 to the participant and additional amounts if the Company's stock value is in excess of $100,000. The Company recognizes compensation expense annually for the related amount based on the minimum payment due plus the additional amounts due based on stock appreciation, if any. The compensation expense was $1,300, $1,000 and $240 for fiscal years ended 1999, 1998 and 1997, respectively.

Plant Impairment

During 1996 the Company entered into an agreement with the Office of the Commissioner of the Iron Range Resources and Rehabilitation Boards (IRRRB) with respect to construction of a manufacturing facility in Hibbing, Minnesota. As of January 3, 1999 the Company had invested $4,722 in the project.

In November 1998 the IRRRB made a claim that the Company had not commenced construction as required by the 1996 agreement, and demanded that the Company re-convey the property to the IRRRB and pay liquidation damages of $350. Because of the uncertainty of the resolution of this matter, the Company established a reserve of $5,172 in 1998, including a noncash charge of $4,722 for the impaired assets and $450 for potential liquidated damages and other costs.

In May 1999 the Company reached a settlement with the IRRRB which resulted in reversing $776 of the plant impairment reserve.

7. Foreign and Product Line Sales:

The Company had foreign export sales amounting to 12.6%, 12.7% and 8.0% of net sales for fiscal years 1999, 1998 and 1997, respectively. The following table presents the details of net sales:

                                                Fiscal Year 1999         Fiscal Year 1998         Fiscal Year 1997
                                                ----------------         ----------------         ----------------

United States                                   $ 224,292    87.4%       $ 187,680    87.3%       $ 194,696     92.0%
Canada                                             30,012    11.7           24,054    11.2           14,693      7.0
Other                                               2,446     0.9            3,241     1.5            2,016      1.0
                                                ---------   -----        ---------   -----        ---------    -----
               Total                            $ 256,750   100.0%       $ 214,975   100.0%       $ 211,405    100.0%
                                                =========   =====        =========   =====        =========    =====

The following table sets forth the Company's net sales by product line:

                                                 Fiscal Year 1999          Fiscal Year 1998         Fiscal Year 1997
                                                 ----------------          ----------------         ----------------

Green (Blue) Label                              $ 141,142    55.0%        $ 142,094    66.1%       $ 135,720     64.2%
Red Label                                          36,336    14.2            34,638    16.1           29,597     14.0
Signature                                          34,221    13.3             1,541     0.7                -        -
Black Label                                        29,143    11.3            27,726    12.9           28,598     13.5
Snacks                                             15,908     6.2             7,970     3.7            9,096      4.3
Co-pack                                                 -       -             1,006     0.5            8,394      4.0
                                                ---------   -----         ---------   -----        ---------    -----
               Total                            $ 256,750   100.0%        $ 214,975   100.0%       $ 211,405    100.0%
                                                =========   =====         =========   =====        =========    =====

8. Quarterly Financial Data (Unaudited):

                                First     Second       Third     Fourth
                               Quarter    Quarter     Quarter    Quarter
                               -------    -------     -------    -------

         Fiscal Year 1999
      Net sales                $75,646    $59,237     $59,741    $62,126
      Gross profit              31,055     25,858      24,389     27,351
      Net income (loss)         (4,794)    (2,052)        954      3,226

         Fiscal Year 1998
      Net sales                $62,958    $49,362     $44,466    $58,189
      Gross profit              26,785     21,616      21,078     27,162
      Net income (loss)          5,691      3,716      (2,915)     6,343

The first quarter is a 16-week period, while the second through fourth quarters are 12-week periods.

The third quarter of 1998 includes a reserve for plant impairment of $5,172, including a noncash charge of $4,722 for the impaired assets and $450 for potential future liquidated damages and other related costs.

                                  EXHIBIT INDEX

     The following exhibits are filed herewith:

  Number  Description
  ------  -----------

     3.1  Articles of Incorporation of the Company, as amended (filed as Exhibit
          3.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     4.1 Indenture, dated February 4, 1999, between the Company and U.S. Bank Trust National Association with respect to the Company's 10% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     4.2 Form of the Company's Note Certificate for New Notes (incorporated by reference to Exhibit 4.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.1 Amended and Restated Credit Agreement, dated February 4, 1999, between and among the Company, The First National Bank of Chicago, as Agent and the lenders named therein (incorporated by reference to Exhibit
          10.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated March 12, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.4 Consulting Agreement, dated January 1, 1999, between the Company and Paulucci International Ltd., Inc. (incorporated by reference to
          Exhibit 10.4 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.5 Tax Distribution Agreement, dated February 4, 1999, among the Company and all of its shareholders named therein (incorporated by reference to Exhibit 10.5 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.6 Twentieth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $6,715,000 State of Ohio Economic Development Revenue Bonds, Series 1991-10 (incorporated by reference to Exhibit 10.6 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.7 Lease, dated as of September 1, 1991, between the Director of Development of the State of Ohio and the Company (incorporated by reference to Exhibit 10.7 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.8 Thirty-Eighth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $8,100,000 State of Ohio Economic Development Revenue Bonds, Series 1993-5 (Foremost Mgmt., Inc. Project) (incorporated by reference to Exhibit 10.8 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

     10.9 Lease, dated as of September 21, 1993, between the Director of Development of the State of Ohio and Foremost Mgmt., Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

    10.10 Sublease, dated as of September 21, 1993, between Foremost Mgmt., Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

    10.11 Amendment and Waiver, dated as of December 22, 1998, between the Company and Department of Development of the State of Ohio (incorporated by reference to Exhibit 10.11 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

    10.12 Shareholder Control Agreement, dated February 4, 1999, among the Company and its shareholders (incorporated by reference to Exhibit
          10.12 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

    10.13 Amendment No. 2 to Amended and Restated Credit Agreement, dated March 12, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein. (incorporated by reference to Exhibit 10.13 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

    10.14 Amendment No. 3 to Amended and Restated Credit Agreement, dated July 16, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q filed August 25,
          1999).

    10.15 Amendment No. 4 to Amended and Restated Credit Agreement, dated July 17, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 10Q filed August 25,
          1999).

   *10.16 Amendment No. 5 to Amended and Restated Credit Agreement, dated
          November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent, and the lenders named therein.

    *12.1 Statement of computation of ratios.

    *24.1 Power of attorney.

    *27.1 Financial Data Schedule.

    *99.1 Cautionary Statements.

    * Filed herewith.