Form 10-Q
period 2000-04-23
LUIGINOS INC
filed 2000-05-23
CIK 1083751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 23, 2000
                                      or

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

Yes  X   No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                                          1,000
---------------------------                    --------------------------------
           (Class)                              (Outstanding at May 19, 2000)

                                LUIGINO'S, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                              -------
Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of April 23, 2000 (Unaudited)
          and January 2, 2000................................................................      3

          Statements of Operations for the first fiscal
          quarter ended April 23, 2000 (Unaudited) and April 25, 1999........................      4

          Statements of Cash Flows for year to date ended April
          23, 2000 (Unaudited) and April 25, 1999 ...........................................      5

          Notes to Financial Statements (Unaudited)..........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................      7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................     10


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................................     10

Item 5.   Other Information..................................................................     10

Item 6.   Exhibits and Reports on Form 8-K...................................................     11

Part 1 - Financial Information
Item 1. Financial Statements

                               LUIGINO'S, INC.
                               Balance Sheets
               (In Thousands, Except Share and Per Share Data)

                                                                               April 23,     January 2,
                                                                                  2000          2000
                                                                               ---------     ---------
                                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.................................................   $     178    $     105
   Receivables, net of allowance for doubtful accounts of $146...............      17,978       22,059
       and $145, respectively
   Inventories...............................................................      22,137       22,420
   Notes receivable from principal stockholder...............................       5,472          250
   Prepaid expenses..........................................................       1,991        1,547
                                                                                ---------    ---------
       Total current assets..................................................      47,756       46,381
                                                                                ---------    ---------

Property, Plant and Equipment:
   Land......................................................................          22           22
   Buildings and improvements................................................      16,812       16,783
   Machinery and equipment...................................................     107,280       98,159
   Office equipment and leasehold improvements...............................       5,262        5,022
   Construction in progress..................................................       1,538        8,835
   Less - - Accumulated depreciation.........................................     (37,771)     (34,211)
                                                                                ---------    ---------
     Net property, plant and equipment.......................................      93,143       94,610
                                                                                ---------    ---------
Other Assets:
   Restricted cash...........................................................         709          747
   Notes receivable from principal stockholder...............................         --         5,472
   Other.....................................................................       5,317        5,398
                                                                                ---------    ---------
        Total other assets ..................................................       6,026       11,617
                                                                                ---------    ---------
Total Assets.................................................................   $ 146,925    $ 152,608
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current maturities of long-term debt......................................   $   2,642    $   2,729
   Accounts payable..........................................................      16,721       25,422
   Accrued expenses - -
        Accrued payroll and benefits.........................................       2,623        4,817
        Accrued interest.....................................................       2,491        4,430
        Accrued promotions and other.........................................       3,024        4,915
                                                                                ---------    ---------
        Total current liabilities............................................      27,501       42,313

Long-Term Debt, less current maturities......................................     127,292      117,698
                                                                                ---------    ---------
Total liabilities............................................................     154,793      160,011
                                                                                ---------    ---------
Commitments and Contingencies

Stockholders' Deficit:
   Common stocks - -
        Voting, $1 stated par value, 600 shares authorized;
         100 shares issued and outstanding...................................          --           --
        Nonvoting, $1 stated par value, 900 shares authorized;...............           1            1
         900 shares issued and outstanding
   Additional paid-in capital................................................         655          655
   Retained deficit..........................................................      (8,524)      (8,059)
                                                                                ---------    ---------
Total stockholders' deficit..................................................      (7,868)      (7,403)
                                                                                ---------    ---------
Total Liabilities and Stockholders' Deficit..................................   $ 146,925    $ 152,608
                                                                                =========    =========

   The accompanying notes are an integral part of these financial statements

                                LUIGINO'S, INC.
                           Statements of Operations
                                (In Thousands)
                                  (Unaudited)

`
                                        First Fiscal Quarter Ended
                                 ----------------------------------------
                                   April 23, 2000        April 25, 1999
                                 ------------------    ------------------
Net Sales......................  $     81,692          $       75,646
Cost of Goods Sold.............        49,151                  44,591
                                 ------------          --------------
    Gross profit...............        32,541                  31,055
                                 ------------          --------------
Operating Expenses:
Selling and promotional........        21,498                  25,578
General and administrative.....         7,376                   7,093
                                 ------------          --------------
Total operating expenses.......        28,874                  32,671
                                 ------------          --------------

Operating income (loss)........         3,667                  (1,616)

Other Income (Expense):
Interest expense...............        (4,169)                 (3,471)
Interest income................           119                     155
Other, net.....................           (82)                    137
                                 ------------          --------------
Total other expense............        (4,132)                 (3,179)
                                 ------------          --------------
Net Loss.......................  $       (465)         $       (4,795)
                                 ============          ==============


   The accompanying notes are an integral part of these financial statements

                                LUIGINO'S, INC.
                           Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                           Year to Date Ended
                                                                      -------------------------------
                                                                      April 23, 2000   April 25, 1999
                                                                      --------------   --------------
Operating Activities:
     Net loss......................................................   $         (465)  $       (4,795)
     Adjustments to net loss used in operating activities -
         Depreciation and amortization.............................            3,785            3,295
         Changes in operating assets and liabilities:
              Receivables..........................................            4,081            3,307
              Inventories..........................................              283           (2,273)
              Prepaid expenses and other...........................             (444)            (865)
              Accounts payable and accrued expenses................          (14,725)          (5,670)
                                                                      --------------   --------------
                 Net cash used in operating activities.............           (7,485)          (7,001)
                                                                      --------------   --------------

Investing Activities:
     Purchases of property, plant and equipment....................           (2,093)         (10,608)
     Purchases of other assets.....................................             (344)            (273)
                                                                      --------------   --------------
                 Net cash used in investing activities.............           (2,437)         (10,881)
                                                                      --------------   --------------

Financing Activities:
     Borrowings on revolving credit agreement......................           36,500            3,300
     Payments on revolving credit agreement........................          (26,100)         (18,400)
     Proceeds from debt............................................             --            100,000
     Repayments of debt............................................             (893)         (53,097)
     Decrease (increase) in deferred financing costs...............              200           (3,326)
     Decrease in restricted cash...................................               38               28
     Decrease of notes receivable..................................              250            3,338
     Distributions to stockholders.................................             --            (15,000)
                                                                      --------------   --------------
                 Net cash provided by financing activities.........            9,995           16,843
                                                                      --------------   --------------


Increase (decrease) in cash and cash equivalents...................               73           (1,039)
Cash and cash equivalents, beginning of period.....................              105            1,193
                                                                      --------------   --------------
Cash and cash equivalents, end of period...........................   $          178   $          154
                                                                      ==============   ==============

Supplemental Information:
              Interest paid........................................   $        6,108   $        1,336
                                                                      ==============   ==============

   The accompanying notes are an integral part of these financial statements

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

Operating results for the year to date period ended April 23, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K, filed on March 28, 2000 with the Securities and Exchange Commission.

3.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company utilizes an interest rate swap intended to hedge its interest rate risk associated with long-term debt. The Company has not completed its analysis for the effect of SFAS 133, but management does not expect adoption of the new standard on January 1, 2001 to materially affect its financial statements.

4.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                             April 23, 2000  January 2, 2000
                                             --------------  ---------------
     Finished Goods........................         $10,058          $ 9,226
     Raw Materials......................              9,683            9,804
     Packaging Supplies..................             2,396            3,390
                                                    -------          -------
                                                    $22,137          $22,420
                                                    =======          =======

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

Results of Operations

     The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                             First Fiscal Quarter Ended
                                        ---------------------------------------
                                           April 23, 2000       April 25, 1999
                                        --------------------- -----------------
Net Sales...........................             100.0 %            100.0  %
Cost of Goods Sold..................              60.2               58.9
                                               -------            -------
     Gross profit...................              39.8               41.1

Operating Expenses:
     Selling and promotional........              26.3               33.8
     General and administrative.....               9.0                9.4
                                               -------            -------
     Total operating expenses.......              35.3               43.2

     Operating income (loss)........               4.5               (2.1)

Other Income (Expense):
     Interest expense...............              (5.1)              (4.6)
     Interest income................               0.1                0.2
     Other, net.....................              (0.1)               0.2
                                               -------            -------
         Total other expense........              (5.1)              (4.2)
                                               -------            -------

Net Loss............................              (0.6) %            (6.3) %
                                               =======            =======


First Fiscal Quarter 2000 compared to First Fiscal Quarter 1999

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                           First Fiscal Quarter Ended      Percentage
                    April 23, 2000         April 25, 1999    Change
                   ----------------       ----------------  --------
                               (Dollars in thousands)
Green Label.......     $  46,719            $    43,546        7.3 %
Signature.........        11,127                  8,147       36.6
Red Label.........         9,561                 11,383      (16.0)
Black Label.......         9,198                  8,569        7.3
Snacks............         5,087                  4,001       27.1
                       ---------            -----------      -----
                       $  81,692            $    75,646        8.0 %
                       =========            ===========      =====

     Total net sales for the first quarter of 2000 increased 8.0% or $6.0 million, to $81.7 million from $75.7 million in the first quarter of 1999. Green Label net sales increased $3.2 million and Black Label net sales increased $0.6 million due to continued growth in both Canada and U.S. product line net sales. Signature net sales increased $3.0 million due to a full quarter of distribution in the U.S. and the introduction of the product line in Canada. Snack net sales increased $1.1 million due to the introduction of pizza in Canada. Red Label net sales decreased $1.8 million due to a change in promotion strategy.

     Canadian net sales contributed 17.8%, or $14.5 million, to net sales for the first quarter of 2000 compared to 12.9%, or $9.8 million, for the first quarter of 1999. Canadian sales have benefited from overall growth in the frozen entree market and new product introduction.

     Volume increases were recorded in Green Label, Signature, Black Label and Snacks. The volume increases were attributable to continued growth and introduction of new products in Canada. A volume decrease was recorded in Red Label due to a change in promotion strategy. The volume increases were partially offset by price decreases related to the introduction of new products in Canada, which have lower margins than U.S. products.

     Gross Profit. Gross profit in the first quarter of 2000 increased 4.8%, or $1.5 million, to $32.5 million from $31.0 million in the first quarter of 1999. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the first quarter of 2000 decreased to 39.8% of net sales from 41.1% in the first quarter of 1999. The decrease resulted from increased sales of Signature and increased Canadian sales which have lower margins.

     Selling and Promotional Expenses. Selling and promotional expenses for the first quarter of 2000 decreased 16.0%, or $4.1 million, to $21.5 million from $25.6 million in the first quarter of 1999. The decrease resulted primarily from a $6.3 million decrease in slotting expense, a $1.5 million increase in promotional expense and an overall increase in variable selling expenses related primarily to increased sales.

     General and Administrative Expenses. General and administrative expenses for the first quarter of 2000 increased 4.0%, or $0.3 million, to $7.4 million from $7.1 million in the first quarter of 1999. The increase was primarily a result of increased consulting and professional fees of $0.2 million and increased market research expense of $0.1 million.

     Operating Income (Loss). Operating income for the first quarter of 2000 increased 326.9%, or $5.3 million, to $3.7 million as compared to operating loss of ($1.6) million in the first quarter of 1999. As a percentage of net sales, operating income increased to 4.5% of net sales in the first quarter of 2000 compared to a loss of (2.1%) in the first quarter of 1999. The increase resulted from the $1.5 million increase in gross profit, the $4.1 million decrease in selling and promotional expenses and the $0.3 million increase in general and administrative expenses.

     Interest Expense. Interest expense for the first quarter of 2000 increased 20.1%, or $0.7 million, to $4.2 million from $3.5 million in the first quarter of 1999. The increase was a result of the increase in senior debt offering interest of $0.8 million.

     Interest Income. Interest income was $0.1 million for the first quarter of 2000 and $0.2 million for the first quarter of 1999.

     Other Income (Expense). Other expense was $0.1 million for the first quarter of 2000 as compared to other income of $0.1 million for the first quarter of 1999.

     Net Loss. For the reasons stated above, net loss for the first quarter of 2000 decreased 90.3%, or $4.3 million, to ($0.5) million from ($4.8) million in the first quarter of 1999. As a percentage of net sales, net loss decreased to (0.6%) of net sales in the first quarter of 2000 compared to (6.3)% in the first quarter of 1999.

Liquidity and Capital Resources

     Operating activities used $7.5 million of cash for the first quarter of 2000 compared to $7.0 million for the first quarter of 1999. The increase in cash used resulted from increased working capital requirements for the first quarter of 2000 partially offset by decreased net loss.

     Investing activities used $2.4 million of cash for the first quarter of 2000 and $10.9 million for the first quarter of 1999. The first quarter of 2000 included the purchase of $2.1 million in machinery and equipment compared to $5.9 million of purchases of equipment under operating leases and $4.7 million in machinery and equipment purchases in the first quarter of 1999.

     Financing activities generated $10.0 million of cash for the first quarter of 2000 compared to $16.8 million for the first quarter of 1999. The first quarter of 2000 includes a $9.5 million increase in debt, a $0.2 million decrease in deferred financing costs and a $0.2 million shareholder notes receivable collection.

     2000 Planned Expenditures. As a part of the Company's strategic growth plan, the Company incurred approximately $4.3 million for slotting expenses for the first quarter ended April 23, 2000. The Company plans to incur approximately $5.4 million in additional slotting expenses in 2000 to introduce new products and increase product penetration. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

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

Cautionary Statement

     This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to the Company's Form 10-K filed on March 28, 2000.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Factors. The Company is exposed to market risks from adverse changes in interest rates, commodity prices and foreign exchange rates. The Company enters into hedging transactions to mitigate these risks as deemed appropriate. The Company does not use financial instruments for trading or speculative purposes.

     Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. The Company's percentage of fixed rate debt to total debt was 100.0% at April 23, 2000 and January 2, 2000. The Company had an interest rate swap agreement that effectively converted $25.0 million of variable rate debt to fixed rate debt for both periods.

     Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors.

     Foreign Exchange Rates. The Company has some exposure to foreign exchange rate fluctuations in Canada, Australia and the United Kingdom. This risk is mitigated by the fact that the Company sells its products to its Canadian and Australian joint marketing arrangement partners in U.S. dollars. The Company's exchange rate risk is then limited to the profit sharing portion of the joint marketing arrangements. The foreign exchange rate risk on United Kingdom net sales was not significant for the first fiscal quarter of 2000.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation and Reform Act of 1995, the Company has filed cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to the Company's Annual Report on Form 10-K filed on March 28, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Number                        Description
     ------                        -----------

     27.1                          Financial Data Schedule

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the first fiscal quarter ended April 23, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LUIGINO'S, INC.

Date: May 23, 2000                           By: /s/ Danette R. Bucsko
                                                -------------------------------
                                             Danette R. Bucsko
                                             Chief Financial Officer (principal
                                             financial and accounting
                                             officer)