Form 10-Q
period 2000-07-16
LUIGINOS INC
filed 2000-08-23
CIK 1083751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 16, 2000
                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                       Commission file number: 333-76569

                                Luigino's, Inc.
            (Exact name of registrant as specified in its charter)

            Minnesota                          2038                 59-3015985
(State of other jurisdiction      (Primary Standard Industrial   (I.R.S. Employer
of incorporation or organization)     Classification Code)       Identification No.)

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

Yes  X    No ___
     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                                          1,000
------------------------------------      --------------------------------------
            (Class)                          (Outstanding at August 21, 2000)

                                LUIGINO'S, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
Item 1.      Financial Statements (Unaudited)

             Balance Sheets as of July 16, 2000 (Unaudited) and January 2, 2000............    3

             Statements of Operations for the second fiscal quarter ended and year to
                date ended July 16, 2000  (Unaudited) and July 18  1999....................    4

             Statements of Cash Flows for year to date ended July 16, 2000 (Unaudited)
                and July 18, 1999 .........................................................    5

             Notes to Financial Statements (Unaudited).....................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................    8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................   12


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............................   13

Item 5.  Other Information.................................................................   13

Item 6.  Exhibits and Reports on Form 8-K..................................................   13

Part 1 - Financial Information
Item 1.  Financial Statements

                                LUIGINO'S, INC.
                                Balance Sheets
                (In Thousands, Except Share and Per Share Data)


                                                                                               July 16,          January 2,
                                                                                                 2000               2000
                                                                                           --------------        -----------
                                                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents..............................................................    $     200         $     105
     Receivables, net of allowance for doubtful accounts
       of $146 and $145, respectively.......................................................       21,012            22,059
     Inventories............................................................................       19,713            22,420
     Notes receivable from principal stockholder............................................        5,472               250
     Prepaid expenses.......................................................................        1,890             1,547
                                                                                              -----------         ---------
         Total current assets...............................................................       48,287            46,381
                                                                                              -----------         ---------
Property, Plant and Equipment:
     Land...................................................................................           22                22
     Buildings and improvements.............................................................       16,813            16,783
     Machinery and equipment................................................................      109,555            98,159
     Office equipment and leasehold improvements............................................        5,411             5,022
     Construction in progress...............................................................        1,337             8,835
     Less - - Accumulated depreciation......................................................      (40,459)          (34,211)
                                                                                               ----------         ---------
         Net property, plant and equipment..................................................       92,679            94,610
                                                                                               ----------         ---------
Other Assets:
     Restricted cash........................................................................          709               747
     Notes receivable from principal stockholder............................................           -              5,472
     Other..................................................................................        5,069             5,398
                                                                                               ----------         ---------
         Total other assets.................................................................        5,778            11,617
                                                                                               ----------         ---------
Total Assets................................................................................    $ 146,744         $ 152,608
                                                                                               ==========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current maturities of long-term debt...................................................    $   2,517         $   2,729
     Accounts payable.......................................................................       12,271            25,422
     Accrued expenses - -
         Accrued interest...................................................................        4,844             4,430
         Accrued payroll and benefits.......................................................        2,351             4,817
         Accrued promotions and other.......................................................        4,800             4,915
                                                                                               ----------         ---------
         Total current liabilities..........................................................       26,783            42,313

Long-Term Debt, less current maturities.....................................................      127,436           117,698
                                                                                               ----------         ---------
         Total liabilities..................................................................      154,219           160,011
                                                                                               ----------         ---------

Commitments and Contingencies

Stockholders' Deficit:
     Common stocks - -
         Voting, $1 stated par value, 600 shares authorized;
           100 shares issued and outstanding................................................            -                 -
         Nonvoting, $1 stated par value, 900 shares authorized;
           900 shares issued and outstanding................................................            1                 1
     Additional paid-in capital.............................................................          655               655
     Accumulated deficit.....................................................................      (8,131)           (8,059)
                                                                                                ---------         ---------
         Total stockholders' deficit........................................................       (7,475)           (7,403)
                                                                                                ---------         ---------
Total Liabilities and Stockholders' Deficit.................................................    $ 146,744         $ 152,608
                                                                                                =========         =========

      The accompanying notes are an integral part of these financial statements.

                                LUIGINO'S, INC.
                           Statements of Operations
                                (In Thousands)

                                  (Unaudited)



                                        Second Fiscal          Fiscal Year to
                                        Quarter Ended            Date Ended
                                      ------------------    --------------------
                                      July 16,  July 18,     July 16,  July 18,
                                       2000       1999         2000      1999
                                      --------  --------    ---------  --------

Net Sales .........................   $58,670    $59,237    $140,362   $134,883
Cost of Goods Sold ................    33,435     33,379      82,586     77,970
                                      -------    -------    --------   --------
      Gross profit ................    25,235     25,858      57,776     56,913
                                      -------    -------    --------   --------
Operating (Income) Expenses:
      Selling and promotional .....    16,734     20,426      38,232     46,004
      General and administrative ..     5,224      5,400      12,600     12,493
      Hibbing Settlement (Note 6) .     --         (776)       --         (776)
                                      -------    -------    --------   --------
      Total operating expenses ....    21,958     25,050      50,832     57,721
                                      -------    -------    --------   --------
      Operating income (loss) .....     3,277        808       6,944       (808)

Other Income (Expense):
      Interest expense ............    (3,179)    (2,958)     (7,348)    (6,428)
      Interest income .............        85         76         204        231
      Other, net ..................       210         22         128        159
                                      -------    -------    --------   --------
      Total other expense .........    (2,884)    (2,860)     (7,016)    (6,038)
                                      -------    -------    --------   --------
Net Income (Loss) .................   $   393    $(2,052)   $    (72)  $ (6,846)
                                      =======    =======    ========   ========

   The accompanying notes are an integral part of these financial statements

                                LUIGINO'S, INC.
                           Statements of Cash Flows
                                (In Thousands)
                                 (Unaudited)


                                                                                                    Fiscal Year to Date Ended
                                                                                             --------------------------------------
                                                                                               July 16, 2000          July 18, 1999
                                                                                             ----------------      ----------------
Operating Activities:
     Net loss............................................................................    $          (72)       $       (6,846)
     Adjustments to net loss used in operating activities -
         Depreciation and amortization...................................................             6,747                 6,092
         Changes in operating assets and liabilities:
              Receivables................................................................             1,047                 1,581
              Inventories................................................................             2,707                (3,906)
              Prepaid expenses and other.................................................              (343)                 (551)
              Accounts payable and accrued expenses......................................           (15,318)               (1,597)
                                                                                             ----------------      ----------------
                 Net cash used in operating activities...................................            (5,232)               (5,227)
                                                                                             ----------------      ----------------
Investing Activities:
     Purchases of property, plant and equipment..........................................            (4,317)              (14,491)
     Purchases of other assets...........................................................              (519)                 (396)
                                                                                             ----------------      ----------------
                 Net cash used in investing activities...................................            (4,836)              (14,887)
                                                                                             ----------------      ----------------
Financing Activities:
     Borrowings on revolving credit agreement............................................            42,100                30,600
     Payments on revolving credit agreement..............................................           (31,000)              (41,800)
     Proceeds from debt..................................................................                -                100,000
     Repayments of debt..................................................................            (1,574)              (53,762)
     Decrease (increase) in deferred financing costs.....................................               349                (3,580)
     Decrease in restricted cash.........................................................                38                    28
     Decrease of notes receivable........................................................               250                 3,338
     Distributions to stockholders.......................................................                 -               (15,000)
                                                                                             ----------------      ----------------
                 Net cash provided by financing activities...............................            10,163                19,824
                                                                                             ----------------      ----------------

Increase (decrease) in cash and cash equivalents.........................................                95                  (290)
Cash and cash equivalents, beginning of period...........................................               105                 1,193
                                                                                             ----------------      ----------------
Cash and cash equivalents, end of period.................................................    $          200        $          903
                                                                                             ================      ================
Supplemental Information:
              Interest paid..............................................................    $        6,588        $        2,006
                                                                                             ================      ================

   The accompanying notes are an integral part of these financial statements

                                LUIGINO'S, INC.

                         Notes to Financial Statements
                                  (Unaudited)


1.  Operations

Luigino's, Inc. (the "Company" or "Luiginos"), a Minnesota corporation, manufactures food products primarily under the Michelina's label at production facilities located in Minnesota and Ohio. Its products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.  Basis of Presentation

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

Operating results for the year to date period ended July 16, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' deficit or net income or loss.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K, filed on March 28, 2000 with the Securities and Exchange Commission.

3.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company utilizes an interest rate swap intended to hedge its interest rate risk associated with long-term debt. The Company has not completed its analysis of the effect of SFAS 133, but management does not expect adoption of the new standard on January 1, 2001 to materially affect its financial statements.

4.  Fiscal Year

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.  Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                                July 16,      January 2,
                                                  2000           2000
                                               ---------      ----------
                                                (Dollars in thousands)
     Finished Goods.....................       $  8,449        $  9,226
     Raw Materials......................          8,604           9,804
     Packaging Supplies.................          2,660           3,390
                                               --------        --------
                                               $ 19,713        $ 22,420
                                               ========        ========

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

Results of Operations

     The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:


                                           Second Fiscal       Fiscal Year to
                                           Quarter Ended         Date Ended
                                           -------------       ---------------
                                          July 16,  July 18,  July 16,  July 18,
                                            2000     1999       2000      1999
                                          --------  --------  --------  --------

Net Sales.............................     100.0 %   100.0 %   100.0 %   100.0 %
Cost of Goods Sold....................      57.0      56.3      58.8      57.8
                                           -----     -----     -----     -----
      Gross profit....................      43.0      43.7      41.2      42.2

Operating (Income) Expenses:
      Selling and promotional.........      28.5      34.5      27.3      34.1
      General and administrative......       8.9       9.1       9.0       9.3
      Reserve for Plant Impairment ...       0.0      (1.3)      0.0      (0.6)
                                           -----     -----     -----     -----
      Total operating expenses........      37.4      42.3      36.3      42.8

      Operating income (loss).........       5.6       1.4       4.9      (0.6)

Other Income (Expense):
      Interest expense................      (5.4)     (5.0)     (5.2)     (4.8)
      Interest income.................       0.1       0.1       0.1       0.2
      Other, net......................       0.4       0.0       0.1       0.1
                                           -----     -----     -----     -----
           Total other expense........      (4.9)     (4.9)     (5.0)     (4.5)
                                           -----     -----     -----     -----
Net Income (Loss).....................       0.7 %    (3.5)%    (0.1)%    (5.1)%
                                           =====     =====     =====     =====

Second fiscal quarter 2000 compared to second fiscal quarter 1999


     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:


                               Second Fiscal Quarter Ended
                            ---------------------------------     Percentage
                            July 16, 2000       July 18, 1999       Change
                            -------------       -------------     -----------
                                 (Dollars in thousands)

      Green Label.......... $      31,597       $      31,386             0.7%
      Red Label............         7,629               7,787            (2.0)
      Signature............         7,192               9,444           (23.8)
      Black Label..........         7,056               6,926             1.9
      Snacks...............         3,131               3,694           (15.2)
      Kids.................         2,065                   -           100.0
                            -------------       -------------     -----------
                            $      58,670       $      59,237            (1.0)%
                            =============       =============     ===========

     Total net sales for the second quarter of 2000 decreased 1.0% or $0.6 million, to $58.7 million from $59.2 million in the second quarter of 1999. The Kids product line was launched in the first quarter of 2000 resulting in an increase of sales of $2.1 million in the second quarter of 2000. Green Label net sales increased $0.2 million and Black Label net sales increased $0.1 million related to the positive effect of competitors' loss in distribution.
Red Label net sales decreased $0.2 million due to a change in promotion strategy to everyday low price. Signature net sales decreased $2.3 million and Snack net sales decreased $0.6 million due to decreased distribution.

     Canadian net sales contributed 8.5%, or $5.0 million, to net sales for the second quarter of 2000 compared to 8.8%, or $5.2 million, for the second quarter of 1999. Canadian sales have decreased due to increased purchases by our joint venture partner in the first quarter of 2000 to stock its new Canadian warehouse.

     Volume decreases in Signature and Snacks were primarily a result of decreased distribution. Volume decreases were partially offset by a volume increase due to the introduction of the Kids product line. Price decreases were the result of the introduction of new products in Canada, which have lower margins than U.S. products and a decrease in overall selling price.

     Gross Profit. Gross profit in the second quarter of 2000 decreased 2.4%, or $0.6 million, to $25.2 million from $25.9 million in the second quarter of 1999. The gross margin in the second quarter of 2000 decreased to 43.0% of net sales from 43.7% in the second quarter of 1999. The decrease in gross profit and gross margin is a result of increased overhead costs.

     Selling and Promotional Expenses. Selling and promotional expenses for the second quarter of 2000 decreased 18.1%, or $3.7 million, to $16.7 million from $20.4 million in the second quarter of 1999. The decrease resulted primarily from a $3.4 million decrease in advertising expense, a $0.7 million decrease in slotting expense and a $0.2 million decrease in promotional expense, partially offset by a $0.6 million increase in variable selling expenses, including spoilage and brokerage expenses.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 2000 decreased 3.3%, or $0.2 million, to $5.2 million from $5.4 million in the second quarter of 1999. The decrease was due to a decrease in compensation and related costs.

     Hibbing Settlement. During the second quarter of 1999, the Company reversed charges of $0.8 million recorded in fiscal year 1998 related to the November 1998 claim made by the Iron Range Resources and Rehabilitation Board (IRRRB). On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income. Operating income for the second quarter of 2000 increased 305.6%, or $2.5 million, to $3.3 million from $0.8 million in the second quarter of 1999. As a percentage of net sales, operating income increased to 5.6% of net sales in the second quarter of 2000 from 1.4% in the second quarter of 1999. The increase resulted from the $0.6 million decrease in gross profit, the $3.7 million decrease in selling and promotional expenses, the $0.2 million decrease in general and administrative expenses and the decrease of $0.8 million related to the Hibbing settlement.

     Interest Expense. Interest expense for the second quarter of 2000 increased 7.5%, or $0.2 million, to $3.2 million from $3.0 million in the second quarter of 1999. The increase was a result of the increased borrowing under the Company's revolving credit facility.

     Interest Income. Interest income was $0.1 million for the second quarter of 2000 and the second quarter of 1999.

     Other Income. Other income was $0.2 million for the second quarter of 2000. Other income resulted from cash discounts earned from vendors and other miscellaneous income and expense amounts.

     Net Income. For the reasons stated above, net income for the second quarter of 2000 increased 119.2%, or $2.5 million, to $0.4 million as compared to a net loss of $2.1 million in the second quarter of

1999. As a percentage of net sales, net income increased to 0.7% of net sales in the second quarter of 2000 compared to a net loss of (3.5%) in the second quarter of 1999.


Twenty-eight weeks ended July 16, 2000 compared to the twenty-eight weeks ended July 18, 1999

     Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                                         Fiscal Year to
                                           Date Ended
                                     ----------------------
                                     July 16,      July 18,     Percentage
                                      2000           1999         Change
                                     --------      --------     ----------
                                     (Dollars in thousands)

     Green Label ..............      $ 77,896      $ 74,932        4.0 %
     Red Label ................        17,190        19,169      (10.3)
     Signature ................        18,319        17,592        4.1
     Black Label ..............        16,255        15,495        4.9
     Snacks ...................         8,218         7,695        6.8
     Kids .....................         2,484            --      100.0
                                     --------      --------      -----
                                     $140,362      $134,883        4.1 %
                                     ========      ========      =====

     Total net sales for the twenty-eight weeks ended July 16, 2000 increased 4.1%, or $5.5 million, to $140.4 million from $134.9 million for the twenty-eight weeks ended July 18, 1999. The Signature product line was launched in December 1998 resulting in an increase in net sales of $0.8 for the twenty-eight weeks ended July 16, 2000. The Kids product line was launched in the first quarter of 2000 resulting in an increase in net sales of $2.5 million. Green Label net sales increased $3.0 million and Black Label net sales increased $0.8
million due to continued growth in both Canada and the U.S.    Snack net sales
increased $0.5 million as a result of new product introductions. The increase was partially offset by a decrease in Red Label net sales of $2.0 million due to a change in promotion strategy to everyday low pricing.

     Canadian net sales contributed 13.9%, or $19.5 million, to our net sales for the twenty-eight weeks ended July 16, 2000 compared to 11.1%, or $15.0 million, for the twenty-eight weeks ended July 18, 1999. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and stock required for a new Canadian warehouse.

     Volume increases were recorded in Green Label, Kids, Black Label and Snacks and through introduction of the Signature line. These increases were partially offset by a volume decrease in Red Label. Price decreases in Red Label, Black Label and Snacks were partially offset by a price increase in Green Label.

     Gross Profit. Gross profit for the twenty-eight weeks ended July 16, 2000 increased 1.5%, or $0.9 million, to $57.8 million, from $56.9 million for the twenty-eight weeks ended July 18, 1999. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the twenty- eight weeks ended July 16, 2000 decreased to 41.2% of net sales from 42.2% for the twenty-eight weeks ended July 18, 1999. The decrease in gross margin was primarily due to an increase in Canadian sales which have lower margins and increased overhead costs.

     Selling and Promotional Expenses. Selling and promotional expenses for the twenty-eight weeks ended July 16, 2000 decreased 16.9%, or $7.8 million, to $38.2 million from $46.0 million for the twenty-eight weeks ended July 18, 1999. The decrease resulted primarily from a $7.0 million decrease in slotting expense, a $3.2 million decrease in advertising expense partially offset by a $1.7 million increase in promotional expense.

     General and Administrative Expenses. General and administrative expenses for the twenty-eight weeks ended July 16, 2000 increased 0.9%, or $0.1 million, to $12.6 million from $12.5 million for the twenty-eight weeks ended July 18, 1999.

     Hibbing Settlement. During the second quarter of 1999, the Company reversed charges of $0.8 million recorded in fiscal year 1998 related to the November 1998 claim made by the IRRRB. On April 27, 1999 the IRRRB and Luigino's entered into a settlement agreement under which Luigino's agreed to convey the property to the IRRRB and the IRRRB agreed to pay Luigino's $0.5 million and release the claims against Luigino's for payment of liquidated damages of $0.4 million. This income was partially offset by additional expenses of $0.1 million required to settle the claim.

     Operating Income (Loss). Operating income for the twenty-eight weeks ended July 16, 2000 increased 959.4%, or $7.8 million, to 6.9 million as compared to operating loss of $(0.8) million for the twenty-eight weeks ended July 18, 1999. As a percentage of net sales, operating income (loss) increased to 4.9% of net sales for the twenty-eight weeks ended July 16, 2000 compared to (0.6)% for the twenty-eight weeks ended July 18, 1999. The increase resulted from the $7.8 million decrease in selling and promotional expenses, and the $0.9 million increase in gross profit, partially offset by the $0.1 million increase in general and administrative expenses and the decrease of $0.8 million income from the Hibbing Settlement.

     Interest Expense. Interest expense for the twenty-eight weeks ended July 16, 2000 increased 14.3%, or $0.9 million, to $7.3 million from $6.4 million for the twenty-eight weeks ended July 18, 1999. The increase was a result of the increase in senior debt offering interest and interest related to increased borrowing under the Company's revolving credit facility.

     Interest Income. Interest income was $0.2 million for the twenty-eight weeks ended July 16, 2000 and for the twenty-eight weeks ended July 18, 1999.

     Other Income. Other income was $0.1 million for the twenty-eight weeks ended July 16, 2000 and $0.2 million for the twenty-eight weeks ended July 18, 1999.

     Net Loss. For the reasons stated above, net loss for the twenty-eight weeks ended July 16, 2000 decreased 99.0%, or $6.7 million, to $(0.1) million from a net loss of $(6.8) million for the twenty-eight weeks ended July 18, 1999. As a percentage of net sales, net loss decreased to (0.1)% of net sales for the twenty-eight weeks ended July 16, 2000 from (5.1)% for the twenty-eight weeks ended July 18, 1999.

Liquidity and Capital Resources

     Operating activities used $5.2 million of cash for the twenty-eight weeks ended July 16, 2000 and the twenty-eight weeks ended July 18, 1999.

     Investing activities used $4.8 million of cash for the twenty-eight weeks ended July 16, 2000 and $14.9 million for the twenty-eight weeks ended July 18, 1999. The twenty-eight weeks ended July 16, 2000 included the purchase of $4.3 in machinery and equipment compared to $5.9 million of purchases of equipment under operating leases and $8.6 million in machinery and equipment purchases in the twenty-eight weeks ended July 18, 1999.

     Financing activities generated $10.2 million of cash for the twenty-eight weeks ended July 16, 2000 compared to $19.8 million for the twenty-eight weeks ended July 18, 1999. The twenty-eight weeks ended July 16, 2000 includes a $9.5 million increase in debt, a $0.3 million decrease in deferred financing costs and a $0.3 million shareholder notes receivable collection.

     2000 Planned Expenditures. As a part of the Company's strategic growth plan, the Company incurred $7.8 million for slotting expenses for the twenty-eight weeks ended July 16, 2000. The Company plans to incur approximately $2.2 million in additional slotting expenses in 2000 to introduce new products and increase product penetration. The Company intends to finance these expenditures through internally generated funds and borrowings under its revolving credit facility.

     The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities.

     Luigino's ability to make scheduled payments of principal, or to pay the interest or premiums, if any, on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

     Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. The Company's percentage of fixed rate debt to total debt was 96.2% at July 16, 2000 and 100% at January 2, 2000. The Company had an interest rate swap agreement that effectively converted $25.0 million of variable rate debt to fixed rate debt for both periods.

     Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors.

     Foreign Exchange Rates. The Company has some exposure to foreign exchange rate fluctuations in Canada, Australia and the United Kingdom. This risk is mitigated by the fact that the Company sells its products to its Canadian and Australian joint marketing arrangement partners in U.S. dollars. The Company's exchange rate risk is then limited to the profit sharing portion of the joint marketing arrangements. The foreign exchange rate risk on United Kingdom net sales was not significant for fiscal year 2000 or 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Number        Description
     ------        -----------

     27.1          Financial Data Schedule

     99.1 Cautionary Statements for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the fiscal quarter ended July 16, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUIGINO'S, INC.

Date:                               By: /s/ Danette Bucsko
                                        ------------------------
                                    Danette R. Bucsko
                                    Chief Financial Officer (principal financial
                                    and accounting officer)