Form 10-Q
period 2000-10-08
LUIGINOS INC
filed 2000-11-21
CIK 1083751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 8, 2000
                                      or

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
(State of other jurisdiction of                       (Primary Standard Industrial      (I.R.S. Employer Identification No.)
 incorporation or organization)                           Classification Code)


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

Yes  X   No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                                      1,000
----------------------------            -----------------------------------
           (Class)                      (Outstanding at November 20, 2000)

                                LUIGINO'S, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                              -------
Item 1.      Financial Statements

             Balance Sheets as of October 8, 2000 (Unaudited) and January 2, 2000............   3

             Statements of Operations for the third fiscal quarter ended and 40 weeks
              ended October 8, 2000 and October 10, 1999 (Unaudited).........................   4

             Statements of Cash Flows for 40 weeks ended October 8, 2000 and
              October 10, 1999 (Unaudited)...................................................   5

             Notes to Financial Statements (Unaudited).......................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................   8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................  12

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.............................  13

Item 5.      Other Information...............................................................  13

Item 6.      Exhibits and Reports on Form 8-K................................................  14

Part 1 - Financial Information
Item 1.  Financial Statements


                                LUIGINO'S, INC.
                                Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                                                                             October 8,   January 2,
                                                                                2000        2000
                                                                           ------------  -----------
                                                                            (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents...........................................  $      153    $     105
     Receivables, net of allowance for doubtful accounts
       of $146 and $145, respectively....................................      20,462       22,059
     Inventories.........................................................      20,571       22,420
     Notes receivable from principal stockholder.........................       5,472          250
     Prepaid expenses and other..........................................       1,946        1,547
                                                                           -----------   ----------
         Total current assets............................................      48,604       46,381

Property, Plant and Equipment:
     Land................................................................          22           22
     Buildings and improvements..........................................      16,818       16,783
     Machinery and equipment.............................................     110,424       98,159
     Office equipment and leasehold improvements.........................       5,566        5,022
     Construction in progress............................................       1,509        8,835
     Less - - Accumulated depreciation...................................     (43,208)     (34,211)
                                                                           -----------   ----------
         Net property, plant and equipment...............................      91,131       94,610

Other Assets:
     Restricted cash.....................................................         709          747
     Notes receivable from principal stockholder.........................          --        5,472
     Other...............................................................       4,943        5,398
                                                                           -----------   ----------
         Total other assets..............................................       5,652       11,617
                                                                           -----------   ----------
Total Assets.............................................................  $  145,387    $ 152,608
                                                                           -----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Current maturities of long-term debt................................  $    2,330    $   2,729
     Accounts payable....................................................      13,301       25,422
     Accrued expenses - -
         Accrued payroll and benefits....................................       2,637        4,817
         Accrued interest and other......................................       1,983        4,430
         Accrued promotions..............................................       4,418        4,915
                                                                           -----------   ----------
         Total current liabilities.......................................      24,669       42,313

Long-Term Debt, less current maturities..................................     125,834      117,698
                                                                           -----------   ----------
         Total liabilities...............................................     150,503      160,011
                                                                           -----------   ----------
Commitments and Contingencies

Stockholders' Deficit:
     Common stocks - -
         Voting, $1 stated par value, 600 shares authorized;
           100 shares issued and outstanding.............................          --           --
         Nonvoting, $1 stated par value, 900 shares authorized;
           900 shares issued and outstanding.............................           1            1
     Additional paid-in capital..........................................         655          655
     Accumulated deficit.................................................      (5,772)      (8,059)
                                                                           -----------   ----------
         Total stockholders' deficit.....................................      (5,116)      (7,403)
                                                                           -----------   ----------
Total Liabilities and Stockholders' Deficit..............................  $  145,387    $ 152,608
                                                                           ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                LUIGINO'S, INC.
                           Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                  Third Fiscal Quarter Ended                       40 Weeks Ended
                                            ----------------------------------------   ----------------------------------------
                                              October 8, 2000     October 10, 1999       October 8, 2000      October 10, 1999
                                            ------------------  --------------------   ------------------   -------------------

Net Sales...........................         $          63,308   $            59,741    $         203,670    $          194,624
Cost of Goods Sold..................                    36,391                35,352              118,976               113,322
                                            ------------------  --------------------   ------------------   -------------------
     Gross profit...................                    26,917                24,389               84,694                81,302
                                            ------------------  --------------------   ------------------   -------------------

Operating (Income) Expenses:
     Selling and promotional........                    16,107                15,105               54,339                61,109
     General and administrative.....                     5,489                 5,344               18,089                17,837
     Hibbing Settlement (Note 6)....                        --                    --                   --                  (776)
                                            ------------------  --------------------   ------------------   -------------------
     Total operating expenses.......                    21,596                20,449               72,428                78,170
                                            ------------------  --------------------   ------------------   -------------------

     Operating income...............                     5,321                 3,940               12,266                 3,132

Other Income (Expense):
     Interest expense...............                    (3,062)               (3,104)             (10,410)               (9,532)
     Interest Income................                        84                    72                  288                   303
     Other, net.....................                        15                    46                  143                   205
                                            ------------------  --------------------   ------------------   -------------------
     Total other expense............                    (2,963)               (2,986)              (9,979)               (9,024)
                                            ------------------  --------------------   ------------------   -------------------

Net Income (Loss)...................         $           2,358   $               954    $           2,287    $           (5,892)
                                            ==================  ====================   ==================   ===================

  The accompanying notes are an integral part of these financial statements.

                                LUIGINO'S, INC.
                           Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                             40 Weeks Ended
                                                                  -------------------------------------
                                                                    October 8, 2000    October 10, 1999
                                                                  ------------------  -----------------
Operating Activities:
 Net income (loss)..............................................    $         2,287   $         (5,892)
 Adjustments to net income (loss) provided
  by (used in) operating activities -
  Depreciation and amortization.................................              9,782              8,600
  Changes in operating assets and liabilities:
   Receivables..................................................              1,597             (1,764)
   Inventories..................................................              1,849             (4,748)
   Prepaid expenses and other...................................               (399)              (587)
   Accounts payable and accrued expenses........................            (17,245)            (5,330)
                                                                  ------------------  -----------------
    Net cash used in operating activities.......................             (2,129)            (9,721)
                                                                  ------------------  -----------------

Investing Activities:
 Purchases of property, plant and equipment.....................             (5,518)           (19,127)
 Purchases of other assets......................................               (829)              (630)
                                                                  ------------------  -----------------
    Net cash used in investing activities.......................             (6,347)           (19,757)
                                                                  ------------------  -----------------

Financing Activities:
 Borrowings on revolving credit agreement.......................             57,300             60,600
 Payments on revolving credit agreement.........................            (47,300)           (61,600)
 Proceeds from debt.............................................                 --            100,000
 Repayments of debt.............................................             (2,263)           (54,805)
 Decrease (Increase) in deferred financing costs................                499             (3,658)
 Decrease in restricted cash....................................                 38                 28
 Decrease of notes receivable...................................                250              3,337
 Distributions to stockholders..................................                 --            (15,000)
                                                                  ------------------  -----------------
    Net cash provided by financing activities...................              8,524             28,902
                                                                  ------------------  -----------------


Increase (Decrease) in cash and cash equivalents................                 48               (576)
Cash and cash equivalents, beginning of period..................                105              1,193
                                                                  ------------------  -----------------

Cash and cash equivalents, end of period........................    $           153   $            617
                                                                  ==================  =================

Supplemental Information:
   Interest paid................................................    $        11,536   $          7,137
                                                                  ==================  =================

  The accompanying notes are an integral part of these financial statements.

                                LUIGINO'S, INC.

                         Notes to Financial Statements
                                  (Unaudited)
                            (Dollars in Thousands)


1.   Operations:

Luigino's, Inc. (the "Company" or "Luigino's"), a Minnesota corporation, manufactures food products primarily under the Michelina's label at production facilities located in Minnesota and Ohio. Its products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.   Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting solely of normal recurring items considered necessary for a fair presentation have been included.

Operating results for the year to date period ended October 8, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Certain amounts in the financial statements for prior quarters have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 2000, filed on March 28, 2000 with the Securities and Exchange Commission.

3.   Recent Accounting Pronoucements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company utilizes an interest rate swap intended to hedge its interest rate risk associated with long-term debt. The Company has not completed its analysis of the effect of SFAS 133, but management does not expect adoption of the new standard on January 1, 2001 to materially affects its financial statements.

4.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters, and a 12 or 13 week fourth fiscal quarter.

5.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                             October 8, 2000  January 2, 2000
                                             ---------------  ---------------
     Finished Goods.....................             $ 9,178          $ 9,226
     Raw Materials......................               8,666            9,804
     Packaging Supplies.................               2,727            3,390
                                                     -------          -------
                                                     $20,571          $22,420
                                                     =======          =======

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

Results of Operations

          The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                                Third Fiscal Quarter Ended          40 Weeks Ended
                                                --------------------------    --------------------------
                                                October 8,     October 10,    October 8,     October 10,
                                                   2000           1999           2000           1999
                                                ----------     -----------    ----------     -----------
Net Sales....................................      100.0%            100.0%        100.0%          100.0%
Cost of Goods Sold...........................       57.5              59.2          58.4            58.2
                                                --------       -----------    ----------     -----------
      Gross profit...........................       42.5              40.8          41.6            41.8

Operating (Income) Expenses:
      Selling and promotional................       25.4              25.3          26.7            31.4
      General and administrative.............        8.7               8.9           8.9             9.2
      Hibbing Settlement.....................        0.0               0.0           0.0            (0.4)
                                                --------       -----------    ----------     -----------
      Total operating expenses...............       34.1              34.2          35.6            40.2

      Operating income.......................        8.4               6.6           6.0             1.6

Other Income (Expense):
      Interest expense.......................       (4.8)             (5.2)         (5.1)           (4.9)
      Interest income........................        0.1               0.1           0.1             0.2
      Other, net.............................        0.1               0.1           0.1             0.1
                                                --------       -----------    ----------     -----------
          Total other expense................       (4.6)             (5.0)         (4.9)           (4.6)
                                                --------       -----------    ----------     -----------
Net Income (Loss)............................        3.8%              1.6%          1.1%           (3.0)%
                                                ========       ===========    ==========     ===========


Third Fiscal Quarter 2000 compared to Third Fiscal Quarter 1999

          Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:

                                 Third Fiscal Quarter Ended         Percentage
                         --------------------------------------
                         October 8, 2000       October 10, 1999       Change
                         ---------------       ----------------     -----------
                                  (Dollars in thousands)
Green Label............          $35,227                $31,981         10.1%
Signature..............            6,788                  8,474        (19.9)
Red Label..............            7,320                  9,186        (20.3)
Black Label............            7,239                  6,453         12.2
Snacks.................            3,409                  3,647         (6.5)
Kids...................            3,325                      -        100.0
                                 -------                -------        -----
                                 $63,308                $59,741          6.0%
                                 =======                =======        =====

     Total net sales for the third quarter of 2000 increased 6.0% or $3.6 million, to $63.3 million from $59.7 million in the third quarter of 1999. The Kids product line was launched in the first quarter of 2000 resulting in an increase in sales of $3.3 million in the third quarter of fiscal 2000. Green Label net sales increased $3.2 million and Black Label net sales increased $0.8 million due to the increased market share. Signature net sales decreased $1.7 million, Red Label net sales decreased $1.9 million and Snacks net sales decreased $0.2 million due to lower distribution.

     Canadian sales contributed 9.5%, or $6.0 million, to net sales for the third quarter of 2000 compared to 11.2%, or $6.7 million, for the third quarter of 1999. Canadian sales are represented by shipments to Canada rather than Canadian consumption. Sales decreased due to a change in the Canadian distributor's inventory strategy to reduce total inventories in the supply chain.

     Volume increases were recorded for Green Label, Black Label and the introduction of Kids, partially offset by a decrease in Red Label, Signature and Snacks.

     Gross Profit. Gross profit in the third quarter of 2000 increased 10.4%, or $2.5 million, from $24.4 million in the third quarter of 1999. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the third quarter of 2000 increased to 42.5% of net sales from 40.8%
in the third quarter of 1999.   The increase in gross margin is primarily due to
increased efficiency in our Jackson manufacturing facility.

     Selling and Promotional Expenses. Selling and promotional expenses for the third quarter of 2000 increased 6.6%, or $1.0 million, to $16.1 million from $15.1 million in the third quarter of 1999. The increase resulted primarily from a $2.5 million increase in sales promotions and advertising expenses partially offset by a decrease in slotting costs of $1.7 million.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 2000 increased 2.7%, or $0.2 million, to $5.5 million from $5.3 million in the third quarter of 1999 due to higher amortization expense.

     Operating Income. Operating income for the third quarter of 2000 increased 35.1%, or $1.4 million, to $5.3 million from $3.9 million in the third quarter of 1999. As a percentage of net sales, operating income increased to 8.4% of net sales in the third quarter of 2000 from 6.6% in the third quarter of 1999. The increase resulted from the $2.5 million increase in gross profit, offset by the $1.0 million increase in selling and promotional expenses, and the $0.1 million increase in general and administrative expenses.

     Interest Expense. Interest expense was $3.1 million for the third quarter of 2000 and for the third quarter of 1999.

     Interest Income. Interest income was $0.1 million for the third quarter of 2000 and the third quarter of 1999.

     Net Income. For the reasons stated above, net income for the third quarter of 2000 increased 149.7%, or $1.4 million, to $2.4 million from $1.0 million in the third quarter of 1999. As a percentage of net sales, net income increased to 3.7% of net sales in the third quarter of 2000 from 1.6% in the third quarter of 1999.

Forty weeks ended October 8, 2000 compared to the forty weeks ended October 10, 1999

          Net Sales. The following table sets forth Luigino's net sales by product line and the percentage change from the prior period:


                                     40 Weeks Ended           Percentage
                           ---------------------------------
                           October 8, 2000  October 10, 1999    Change
                           ---------------  ----------------  ---------
                                     (Dollars in thousands)

Green Label....................   $113,123          $106,912      5.8%
Signature......................     25,107            26,066     (3.7)
Red Label......................     24,510            28,356    (13.6)
Black Label....................     23,494            21,947      7.0
Snacks.........................     11,627            11,343      2.5
Kids...........................      5,809                 -    100.0
                                  --------          --------    -----
                                  $203,670          $194,624      4.6%
                                  ========          ========    =====

          Total net sales for the forty weeks ended October 8, 2000 increased 4.6%, or $9.0 million, to $203.7 million from $194.6 million for the forty weeks ended October 10, 1999. The Kids product line was launched in the first quarter of 2000 resulting in an increase in net sales of $5.8 million. Green Label net sales increased $6.2 million and Black Label net sales increased $1.5 million due to continued growth in both Canada and the U.S. Red Label net sales decreased $3.9 million and Signature decreased $1.0 million due to lower distribution.

          Canadian net sales contributed 12.6%, or $25.6 million, to net sales for the forty weeks ended October 8, 2000 compared to 11.1%, or $21.7 million, for the forty weeks ended October 10, 1999. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and stock required for the new Canadian warehouse.

          Volume/Price. Total volume for the forty weeks ended October 8, 2000 increased 4.7% or 938,000 cases. Green Label increased .9% and Black Label increased 2.2%. Volume increase was also driven by the introduction of Kids entrees in fiscal year 2000. Red Label volume decreased 12.8% due to increased competitive activities in the economy end of the frozen entree category. Volume of Signature and Snacks also declined due to some distribution loss. More effective use of sales promotions resulted in overall higher pricing.

          Gross Profit. Gross profit for the forty weeks ended October 8, 2000 increased 4.2%, or $3.4 million, from $81.3 million for the forty weeks ended October 10, 1999. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in the forty weeks ended October 8, 2000 decreased to 41.6% of net sales from 41.8% for the forty weeks ended October 10, 1999. The decrease was primarily due to a slight change of product mix.

          Selling and Promotional Expenses. Selling and promotional expenses for the forty weeks ended October 8, 2000 decreased 11.1%, or $6.8 million, to $54.3 million from $61.1 million for the forty weeks ended October 10, 1999. The decrease resulted primarily from an $8.8 million decrease in slotting expense, a $2.4 million decrease in advertising expense, partially offset by a $1.0 million increase in other selling expenses primarily related to management fees from the vending business and a $2.1 million increase in trade promotion.

          General and Administrative Expenses. General and administrative expenses for the forty weeks ended October 8, 2000 increased 1.4%, or $0.3 million, to $18.1 million from $17.8 million for the forty weeks ended October 10, 1999. The increase was primarily due to higher amortization expenses.

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

     Operating Income. Operating income for the forty weeks ended October 8, 2000 increased 291.6%, or $9.1 million, to $12.3 million from $3.1 million for the forty weeks ended October 10, 1999. As a percentage of net sales, operating income increased to 6.0% of net sales for the forty weeks ended October 8, 2000 compared to 1.6% for the forty weeks ended October 10, 1999. The increase resulted from the $3.4 million increase in gross profit, the $6.8 million decrease in selling and promotional expenses, partially offset by the $0.3 million increase in general and administrative expenses, and the impact of the Hibbing Settlement.

     Interest Expense. Interest expense for the forty weeks ended October 8, 2000 increased 9.2%, or $0.9 million, to $10.4 million from $9.5 million for the forty weeks ended October 10, 1999. The increase resulted primarily from an increase in the interest on outstanding senior subordinated notes.

     Interest Income. Interest income was $0.3 million for the forty weeks ended October 8, 2000 and for the forty weeks ended October 10, 1999.

     Other Income. Other income was $0.1 million for the forty weeks ended October 8, 2000 and $0.2 million for the forty weeks ended October 10, 1999.

     Net Income (Loss). For the reasons stated above, net income for the forty weeks ended October 8, 2000 increased 138.8%, or $8.2 million, to $2.3 million as compared to net loss of $(5.9) million for the forty weeks ended October 10, 1999. As a percentage of net sales, net income increased to 1.1% of net sales for the forty weeks ended October 8, 2000 compared to a net loss of (3.0)% for the forty weeks ended October 10, 1999.

Liquidity and Capital Resources

     Operating activities used $2.1 million of cash for the forty weeks ended October 8, 2000 and $9.7 million for the forty weeks ended October 10, 1999. The decrease in cash used resulted from increased net earnings due to increased gross profit and to decreased selling and promotional expense, partially offset by higher interest expense and increased working capital requirements for 2000.

     Investing activities used $6.3 million of cash for the forty weeks ended October 8, 2000 and $19.8 million for the forty weeks ended October 10, 1999. The forty weeks ended October 8, 2000 included the purchase of $5.5 million in machinery and equipment compared to $5.9 million of purchases of equipment previously under operating leases and $13.2 million in machinery and equipment purchases for the forty weeks ended October 10, 1999.

     Financing activities generated $8.5 million of cash for the forty weeks ended October 8, 2000 compared to $28.9 million for the forty weeks ended October 10, 1999. The forty weeks ended October 8, 2000 includes a $7.7 million increase in debt, a $0.5 million increase in deferred financing costs and a $0.3 million shareholder notes receivable collection.

     2000 Planned Expenditures. As a part of the Company's strategic growth plan, the Company incurred approximately $8.9 million for slotting expenses for the forty weeks ended October 8, 2000. The Company plans to incur approximately $1.1 million in additional slotting expenses in 2000 to introduce new products and increase product penetration. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

     The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities.

     Luigino's ability to make scheduled payments of principal, or to pay any interest or premiums, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

Market Risk Considerations

     Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates the investment strategy the Company considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 12.6% of net sales for the forty weeks ended October 8, 2000. The Company does not currently foresee a credit risk with this distributor.

     Interest Rate Swap. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Company's exposure to market risk for change in interest rates relates primarily to long-term debt obligations. At October 8, 2000, there were no interest rate swap agreements.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Number                   Description
     ------                   -----------

      10.1                    Amendment No. 6 and Waiver to Amended and Restated
                              Credit Agreement

      27.1                    Financial Data Schedule

      99.1 Cautionary Statements for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed for the forty weeks ended October 8, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUIGINO'S, INC.

Date: 11/21/00                      By: /s/ Ronald O. Bubar
                                        --------------------------
                                        Chief Executive Officer