Form 10-K405
period 2000-12-31
LUIGINOS INC
filed 2001-03-28
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISION FILE NUMBER: 333-76569

--------------------------------------------------------------------------------

                                 LUIGINO'S, INC.

             (Exact name of registrant as specified in its charter)

                 MINNESOTA                                       59-3015985
         (State of incorporation)                             (I.R.S. Employer
                                                             Identification No.)

          525 LAKE AVENUE SOUTH
            DULUTH, MINNESOTA                                      55802
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number including area code: (218) 723-5555

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12 (g) of the Act:           None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

         As of March 15, 2001, the registrant had outstanding 1,000 shares of voting and non-voting common stock, par value $1.00 per share, which is the registrant's only class of common stock.

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


         This Form 10-K contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Risks and uncertainties that might affect our results are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including in
Exhibit 99 to this Form 10-K. The Company does not intend to update any of the forward-looking statement after the date of this Form 10-K to conform them to actual results.

Item 1.  Business Description

         Luigino's, Inc. ("Luigino's" or the "Company") is one of the leading producers and marketers of frozen entrees in North America. Luigino's Michelina's brand is the third most popular brand in the entire frozen entree category in the United States. The Company is the U.S. market leader in sales of non-diet entrees priced below $2.00, with a 54.0% market share based on unit volume. In Canada, the Company's Michelina's brand is the market share leader in the frozen dinners and entrees category, with a 38.0% market share. Luigino's produces over 100 different entrees, which it differentiates from its competition at all price points based on superior quality, freshness and value.

         The frozen food market accounts for $26 billion of the entire supermarket industry. The frozen dinners and entrees category accounts for $5.5 billion of the frozen foods market. Entrees are defined as all precooked, frozen, single-serve dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal. In comparison, dinners are defined as all precooked, frozen, multi-component meals packaged on a plate, on a tray, or in a boil-in-bag designed to be the entire meal. Frozen dinners and entrees, the product group in which Michelina's competes, is the single largest product category within the frozen prepared food market accounting for approximately 20.3% of sales.

         Frozen dinners and entrees remain one of the largest and fastest growing segments in the entire supermarket, increasing 5.8% from $5.2 billion in 1999 to $5.5 billion in 2000. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households and single-parent families, and an increased emphasis on leisure time.

         The single-serve frozen entree category is further divided into three segments: Value priced entrees, Premium full flavor entrees and Healthy entrees. The $427 million Value segment is comprised of traditional, non-diet products priced below $2.00. The $857 million Premium full flavor segment consists of traditional, non-diet products priced over $2.00. The $1 billion Healthy segment is made up of products that are low fat or reduced-calorie, most of which are priced over $2.00. Luigino's primarily competes in the Value segment of the U.S. single-serve frozen entree market, where it has a 54.0% share based on unit volume.

         Luigino's has marketed its Michelina's brand products under four distinct "Labels" or product lines. Each label has unique attributes and retail price points, as set forth below:

                                                                                      % of Net Sales
                                                                                    Fiscal Years Ended
                                                                       ------------------------------------------
                                                                        December 31,    January 2,    January 3,
Label           Brand                  Price Point     Recipe              2000            2000          1999
-----           -----                  -----------     ------          --------------  ------------  ------------
Green Label     Michelina's            $1.59-$1.79     Traditional         57.6%           55.1%         66.2%
Red Label       Michelina's            $1.00-$1.25     Pasta & Sauce       12.0%           14.1%         16.1%
Signature       Michelina's Signautre  $1.99-$2.29     Premium             10.0%           13.3%         0.7%
Black Label     Michelina's Yu Sing    $1.59-$1.79     Oriental            11.8%           11.3%         12.9%

         The balance of Luigino's net sales are derived from the Kid's meals and Snack business, which serves the frozen appetizer/snack rolls and frozen pizza categories. Luigino's currently produces egg rolls, Pizza Snack Rolls, Pizza Bagels and single serve pizzas. Sales in the Kid's meals and Snack business contributed 8.6% to net sales in the year ended December 31, 2000.

         In November 1999, the Company entered into certain agreements with Self Serve Centers, Inc. (SSCI), an affiliated company, whereby SSCI manages the Company's vending business for a fee and the Company supplies product and certain support services at an agreed upon price. See "Items 13 - Certain Relationships and Related Transactions - Other Related Transactions."

         On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, a Delaware corporation ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("Heinz"), a Delaware corporation and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and Heinz. The cash used in the acquisition came from borrowings under a new five-year $100.0 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. The new senior credit facility consists of $60.0 million of term debt and $40.0 million of revolver debt subject to certain borrowing base requirements. In addition, the Company agreed to purchase certain finished goods inventory from Heinz for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. As a result of this acquisition, the Company will begin to market and distribute the Budget Gourmet frozen entree product lines.

         Since its incorporation in 1990, Luigino's has elected to be taxed as a corporation under Subchapter S of the IRS code. The Company has made, and intends to continue to make, distributions to its shareholders to pay their income tax obligations as a result of the Company's status as an S Corporation.

Competitive Strengths

         Leading Market Positions. Luigino's primarily competes in the Value price segment of the U.S. frozen entree market, where it has a 54.0% share based on unit volume. Luigino's has a 13.3% market share, based on unit volume, of the overall U.S. frozen entree market. The Company produced 25 of the top 200 frozen entrees measured on total unit volume and 44 of the top 200 frozen entrees measured by unit sales per point of distribution for the twelve weeks ended December 31, 2000. In 1992, the Company entered the Canadian market, where the Company had eight of the top ten and 18 of the top 25 best selling frozen entrees for the 52-week period ended December 31, 2000.

         High Quality Products. Luigino's production process focuses on quality by starting with the freshest ingredients and by preparing its sauces from scratch based on its own recipes. Quality is continuously monitored by employee and management samplings, and employees are empowered to stop production if product quality is not being maintained. The Company's highly flexible production lines enable it to quickly shift production among different products, essentially producing products to customer orders, which eliminates the need for substantial inventories, shortens cycle time between manufacture and consumption, and promotes higher quality product at the retail point of sale.

         Efficient Operations. Luigino's frozen entrees are produced at a state-of-the-art food processing plant located in Jackson, Ohio, where labor costs are relatively low, but locally competitive. The Jackson plant operates 14 highly efficient and flexible production lines, manufacturing approximately one million entrees per day. The Company's practices of manufacturing product in line with customer orders and shipping primarily in truckload quantities also contribute to the efficiency of operations.

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

         Experienced and Motivated Management Team. Luigino's was founded in 1990 by Jeno F. Paulucci, a well known food industry executive with over 50 years of experience. Mr. Paulucci has founded several successful food companies, including Chun King Corporation which he sold in 1967 to R.J. Reynolds Food Company and Jeno's Inc. which he sold in 1985 to The Pillsbury Co. Mr. Paulucci was the first Chairman of the Board of R.J. Reynolds Food Company (now RJR Nabisco, Inc.). Ron Bubar, the Company's President and Chief Executive Officer, who has managed production of Luigino's products since its inception, is a veteran with more than 30 years in the food industry, and has held senior management positions at The Pillsbury Co. and Jeno's Inc. A portion of senior management incentive compensation is linked to growth in EBITDA. Under management's stewardship, the Company has grown substantially since Luigino's was founded in 1990. Net sales have grown from $121.6 million in the fiscal year ended January 2, 1994 to $271.1 million in the fiscal year ended December 31, 2000, with a compound annual growth rate of 12.1%.

Business Strategy

         Increase Product Penetration. Product penetration is measured by all commodity volume, which measures the percentage distribution in U.S. supermarkets with annual sales exceeding $2.0 million. Although Michelina's products have a broad based national distribution represented by an 89.0% all commodity volume, the all commodity volume of many of its best selling entrees is relatively low. For example, the average all commodity volume for the Company's top ten Green Label products is 56.6%. Accordingly, the Company believes it can significantly increase sales by increasing the penetration levels of Michelina's "best sellers." The Company is implementing this strategy by focusing "slotting" expenditures on increasing penetration of these best selling items. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

         Introduction and Acquistion of New Product Lines. Luigino's has a proven ability to successfully identify new market segments and create products and line extensions to fill these niches. The Company introduced the Michelina's Signature brand, which competes in the $2.00 price range between the Value and Premium segments. The Signature product line was developed as a value-priced alternative in the Premium market. The Company has experienced favorable acceptance of the product line. For the year ended December 31 2000, Signature generated net sales of approximately $27.0 million, or 10.0% of net sales. In April 2000, the Company successfully introduced a line of Michelina's Kids entrees, which is a value-priced line targeted to children aged six to twelve. The Company also selectively evaluates strategic acquisitions in the ongoing course of its business. In February 2001, the Company acquired the Budget Gourmet business of Heinz Frozen Food Company and will begin to market and distribute the Budget Gourmet and Value Classic brands.

         Develop Pizza and Snacks Business. In 1998, Luigino's began marketing products in two of the fastest growing categories of the frozen prepared food industry - frozen appetizer/snack rolls and frozen pizza. Jeno Paulucci, Luigino's founder and Chairman, was a pioneer of the frozen hot snacks concept, and his company, Jeno's, Inc., was a market share leader in the frozen pizza category and manufactured and marketed the Pizza Roll, which is still the leading single product in the appetizers and snack roll category. The Company has developed and been issued a patent on a unique crisp microwavable pizza crust concept. The Jackson, Ohio facility is fully equipped to manufacture frozen pizza and snack products.

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

Industry Overview

         The U.S. supermarket industry is relatively stable with growth based on modest price and population increases. The frozen food market accounts for $26 billion of the entire supermarket industry. Frozen dinners and entrees is the single largest product category within the frozen food market, increasing 5.8% from $5.2 billion in 1999 to $5.5 billion in 2000. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households, single parent families, and an increased emphasis on leisure time.

         Luigino's primarily competes in the Value segment of the U.S. frozen entree market. Entrees are defined as all precooked, frozen, single dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal.

Products

         Entrees. Luigino's has marketed its Michelina's brand frozen entree products under four distinct "Labels" or product lines.

         The Green Label is targeted at quality-oriented, value-conscious consumers. The products are comprised of a variety of popular recipes using high-quality pasta and sauce and are usually accompanied by beef, chicken or seafood. The Green Label products contributed approximately 57.6% of the net sales for the year ended December 31, 2000. These products are priced between $1.59 and $1.79, placing them in the Value segment. The following is a listing of typical Green Label products available in the United States:

Macaroni & Cheese                         Macaroni & Beef
Chicken Primavera                         Chicken Pesto
Glazed Chicken                            Fettuccine Creamy Pesto
Penne Pasta w/Mushroom                    Black Bean Chili
Noodles Romanoff                          Teriyaki Chicken
Italian Sausage                           Vegetable & Chicken Stir Fry
Layered Lasagna w/Meat Sauce              Layered Lasagna w/Vegetables
Fettuccine Alfredo                        Linguini with Clams & Sauce
Spaghetti Bolognese                       Penne Pollo
Penne Primavera                           Lasagna Pollo
Lasagna with Meat Sauce                   Lasagna with Vegetables
Lasagna Alfredo                           Spaghetti & Meatballs
Fettuccine Alfredo w/Broccoli & Chicken   Macaroni & Cheese w/Ham
Macaroni & Sharp Cheddar Cheese           Fettuccine Primavera w/Chicken
Eggplant Parmigiano                       Pepper Steak
Salisbury Steak                           Four-Cheese Lasagna
Meatloaf                                  Roasted Sirloin Supreme
Layered Lasagna Pomodoro                  Fettuccine & Meatballs in Wine Sauce
Stuffed Cheese Rigatoni                   Noodles Stroganoff
Shaved, Cured Beef                        Swedish Meatballs
Risotto Parmigiano                        Noodles w/Chicken, Peas & Carrots
Chicken a la King                         Cheese Ravioli

         The Red Label products contributed approximately 12.0% of the net sales for the year ended December 31, 2000. These products are priced $1.00 to $1.25, placing them in the Value segment. The products are generally comprised of pasta and sauce entrees. The Red Label is targeted to working singles and children. The following is a listing of typical Red Label products available in the United
States:

Fettuccine Carbonara                      Spaghetti Marinara
Rigatoni Pomodoro                         Macaroni & Cheese
Shells & Cheese w/Jalapeno                Vegetable Stir Fry
Egg Noodles Alfredo                       Penne w/Mushroom Sauce
Macaroni & Beef                           Wheels & Cheese
Lasagna Primavera                         Spicy Spirals
Spaghetti w/Tomato & Basil                Chili-Mac
Noodles `N Chicken

         The Signature products contributed approximately 10.0% of the net sales for the year ended December 31, 2000. The Signature product line is designed to be a value-priced, premium product. These products are restaurant-style recipes priced between $1.99 and $2.29. The following is a list of typical Signature products available in the United States:

Glazed Chicken Fillets with Rice          Chicken Parmesan w/Linguini
Chicken Marsala w/Garlic Mashed Potatoes  Layered Lasagna with Meat Sauce
Sirloin Beef Peppercorn w/Egg Noodles     Beef Burgundy w/Garlic Mashed Potatoes
Beef Pot Roast w/Roasted Potatoes         Shrimp Alfredo with Fettuccine

Cheddar Broccoli Potatoes                 Grilled Chicken Alfredo
Herb Roasted Chicken                      Meatloaf & Gravy w/Sour Cream Potatoes
Salisbury Steak & Gravy w/Shells & Cheese

         The Black Label products contributed approximately 11.8% of the net sales for the year ended December 31, 2000. These products are priced between $1.59 and $1.79, placing them in the Value segment. The products are Oriental entrees marketed under the Yu Sing sub-brand. The following is a listing of typical Black Label products available in the United States:

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

         One of Luigino's ongoing marketing initiatives is the focusing of "slotting" payments to retailers to obtain additional shelf space for its proven best selling products. The Company plans and executes various promotional programs which provide price reductions from normal suggested retail prices to retail stores. These programs are for specified time periods and may be limited to geographic areas and products. They are often coupled with local and cooperative advertising campaigns to stimulate volume. Historically, the Company has not conducted any significant advertising in the United States. However, in Canada, where the Company has conducted significant advertising, the Michelina's brand awareness increased from 18.0% in 1997 to 71.0% in 2000 as a result of the media advertising campaign conducted in mid 1997 and early 1998 for the entire market.

         International Marketing. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia. The joint marketing arrangement in Canada is with J.M. Schneider, Inc., one of the largest and most prominent Canadian food producers. Luigino's also has a significant sales presence in Australia, where its products are marketed under the co-brand Watties under a joint marketing arrangement and exclusive distribution agreement with H.J. Heinz Company-Australia Limited, under which the Company supplies products to Heinz Australia at cost plus adjustments for administration, production variance and freight costs. The Company has also been successful in Australia, where Luigino's currently has a market share of 8.7% of frozen dinners and entrees. The Company also markets and distributes its products in the United Kingdom, Europe, the Pacific Rim and several countries in South America. The Company is evaluating the possibility of expanding into other international markets. See "Business Strategy-Expanded International Sales."

Competition

         The frozen food industry is highly competitive. Within the U.S. frozen food entree market, there are a number of established brands, many of which are produced and distributed by very large and diversified companies. Luigino's principal competitors are ConAgra, Inc. (Healthy Choice, Marie Callender and Banquet), Nestle Holdings, Inc. (Stouffer's and Lean Cuisine) and H.J. Heinz Co. (Weight Watchers and Boston Market). The Company acquired the Budget Gourmet brand from Heinz on February 9, 2001. Certain of these companies have introduced and may continue to introduce products and pricing strategies intended to compete directly with Luigino's. Other companies in the frozen food manufacturing industry may compete with Luigino's in the future, such as IBP, who introduced a line of frozen entrees under the brand name Jose Ole in 2000.

         Luigino's primarily competes in the Value price segment of the frozen entree market, where the Michelina's brand is the market share leader with a 54.0% share based on unit volume. Luigino's has 13.3% market share of the overall frozen entree market while competing with much larger companies, such as Nestle, H.J. Heinz and ConAgra.

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

         In conjunction with the acquisition of the All American Gourmet Company from Heinz Frozen Food Company on February 9, 2001, the Company acquired certain trademarks including Budget Gourmet and Value Classics.

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

Employees

         Luigino's has approximately 1,308 employees, of whom 164 are engaged in production and distribution in Duluth, 918 are engaged in production and distribution in Jackson, and 226 are involved in management, administration and field support. As of December 31, 2000, approximately 1,082 of Luigino's employees at the Duluth, Minnesota and Jackson, Ohio facilities were represented by collective bargaining agreements with the United Food and Commercial Workers Union. The Duluth agreement expires in July 2003, and the Jackson agreement expires in November 2002. Although Luigino's considers employee relations generally to be good and has not experienced any strikes or work stoppages in the past, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on the Company's business. The Company cannot be certain that when the existing collective bargaining agreements expire, new agreements will be reached without union action or that any new agreements will be on terms satisfactory to the Company.

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

Item 2.  Properties

         The Company maintains office and production facilities as follows: (a) approximately 40,280 feet of office space is leased by the Company in Duluth, Minnesota; (b) approximately 80,000 feet of production, storage and office space is owned by the Company in Duluth, Minnesota; (c) approximately 35,000 feet of warehouse space is owned by the Company in Duluth, Minnesota; (d) approximately 375,000 feet of production and storage space is leased by the Company in Jackson, Ohio; (e) approximately 52,000 square feet of freezer space is owned by the Company and is located on property partially owned by the Company and partially leased from the City of Jackson, Ohio; (f) approximately 6,000 square feet of office space is leased by the Company in Sanford, Florida; and (g) approximately 3,600 square feet of office space is leased by the Company in Minneapolis, Minnesota.

         On June 25, 1999, the Company announced that the State of West Virginia agreed to construct and lease to the Company a 250,000 square foot production facility in Parkersburg, West Virginia, located approximately 75 miles from Jackson, Ohio. The facility will provide the Company with increased production capacity. The Company currently has this project on hold as the Company continues to evaluate the timeframe when the additional capacity will be required.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         There is no established public trading market for the Company's common stock. The Company's 10% Senior Subordinated Notes Due 2006 (the "Notes") have been registered pursuant to the Securities Act of 1933. The Notes are not listed on a securities exchange nor quoted on an automated quotation system. The Company made no dividend distributions to its stockholders during the fiscal year ended December 31, 2000. The Company has made dividend distributions to its stockholders of $15.0 million and $13.2 million for the fiscal years ended January 2, 2000 and January 3, 1999, respectively.

Item 6.  Selected Financial Data

         The following selected financial information should be read in conjunction with the Financial Statements and related Notes to Financial Statements on pages F-1 through F-7 of this report. The income statement data and balance sheet data presented below as of and for the fiscal years ended December 31, 2000, January 2, 2000, January 3, 1999, January 4, 1998 and December 29, 1996 have been derived from the financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                     Fiscal Years Ended
                                        ---------------------------------------------------------------------------
                                        December 31,     January 2,      January 3,      January 4,     December 29
                                            2000            2000            1999            1998           1996
                                        ------------     ----------      ----------      ----------     -----------
                                                                   (Dollars in thousands)
Income Statement Data:
Net sales                                $ 271,143       $ 251,976       $ 210,991       $ 207,308       $ 195,734
Costs of goods sold                        160,453         148,097         118,334         116,820         117,636
                                         ---------       ---------       ---------       ---------       ---------
     Gross profit                          110,690         103,879          92,657          90,488          78,098


Selling and promotional expenses            65,591          71,009          47,540          47,485          51,515
General and administrative expenses         26,061          24,536          21,272          20,490          15,479
Reserve for plant impairment (a)              --              (776)          5,172            --              --
Distribution contract termination             --              --              --              --             1,675
                                         ---------       ---------       ---------       ---------       ---------
Total operating expenses                    91,652          94,769          73,984          67,975          68,669
                                         ---------       ---------       ---------       ---------       ---------
Operating income (loss)                     19,038           9,110          18,673          22,513           9,429


Interest expense                           (13,299)        (12,323)         (6,509)         (6,476)         (6,006)
Interest income                                373             379             436             786             772
Other income (expense), net                    543             168             235             180            (156)
                                         ---------       ---------       ---------       ---------       ---------
Net income (loss)                        $   6,655       $  (2,666)      $  12,835       $  17,003       $   4,039
                                         =========       =========       =========       =========       =========


Balance Sheet Data:
Working capital                          $  15,371       $   4,067       $    (493)      $   5,604       $  (1,418)
Total assets                               148,968         152,608         124,521         101,377          93,331
Total debt                                 119,398         120,427          85,534          66,764          68,913
Stockholders' equity (deficit)           $    (748)      $  (7,403)      $  10,263       $  10,627       $  (2,928)

(a) Represents a non-cash charge of $4,722 and estimated cash expenditures of $450 incurred in connection with the impairment of assets related to a potential plant facility located in Hibbing, Minnesota. In 1999, the Company received a cash settlement of $776.

         Certain amounts in the selected financial data for fiscal years 1999, 1998, 1997 and 1996 have been reclassified to conform with the fiscal year 2000 presentation. These reclassifications had no effect on stockholders' equity (deficit) or net income (loss).

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

                                                  Fiscal Years Ended
                                        --------------------------------------
                                        December 31,   January 2,   January 3,
                                            2000          2000         2000
                                        ------------   ----------   ----------
Net Sales............................          100.0%       100.0%       100.0%
Cost of Goods Sold...................           59.2         58.8         56.1
                                        ------------   ----------   ----------
      Gross profit...................           40.8         41.2         43.9


Operating (Income) Expenses:
      Selling and promotional........           24.2         28.2         22.5
      General and administrative.....            9.6          9.7         10.1
      Reserve for plant impairment...             --         (0.3)         2.5
                                        ------------   ----------   ----------
      Total operating expenses.......           33.8         37.6         35.1


      Operating income...............            7.0          3.6          8.8

Other Income (Expense):
      Interest expense...............           (4.9)        (4.8)        (3.0)
      Interest income................            0.1          0.1          0.2
      Other, net.....................            0.2          0.1          0.1
                                        ------------   ----------   ----------
           Total other expense, net..           (4.6)        (4.6)        (2.7)
                                        ------------   ----------   ----------

Net Income (Loss)....................            2.4%        (1.0)%        6.1%
                                        ============   ==========   ==========


Fiscal Year 2000 compared to Fiscal Year 1999

         Net Sales. The following table shows Luigino's net sales by product line and the percentage change from prior year.

                                Fiscal Years Ended
                           -----------------------------
                           December 31,       January 2,        Percentage
                              2000               2000             Change
                           ------------       ----------        ----------
                               (Dollars in thousands)

Green Label.............     $156,230          $138,760            12.6%
Red Label...............       32,449            35,562            (8.8)
Signature...............       27,039            33,486           (19.3)
Black Label.............       32,075            28,559            12.3
Snacks..................       14,475            15,609            (7.3)
Kid's Meals.............        8,875               --            100.0
                           ----------        ----------         -------
                             $271,143          $251,976             7.6%
                           ==========        ==========         =======


         Total net sales increased 7.6% or $19.1 million to $271.1 million in 2000 from $252.0 million in 1999. The net sales increase is attributed to the launch of the Kid's Meal product line resulting in $8.9 million in net sales combined with the continued growth of both Green Label and Black Label in the United States and Canadian markets with net sales increasing $17.4 million and $3.5 million, respectively. These increases were partially offset by decreases in Red Label, Signature and Snacks net sales of $3.1 million, $6.5 million and $1.1 million respectively due to decline in distribution.

         Canadian sales contributed $34.6 million or 12.8% to net sales for fiscal 2000 compared to $30.0 million or 11.9% for fiscal 1999. Canadian sales have benefited from the continued growth in the frozen entree market, new product introduction and continued advertising.

         Volume increases were recorded in Green Label, Black Label, Snacks and Kids. These increases were partially offset by a volume decrease in Red Label and Signature. Price increases were recorded in Green Label, Red Label and Black Label. Decreases were recorded in Signature and Snacks. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line.

                                         Fiscal Year Ended
                           December 31, 2000 compared to January 2, 2000
                       ----------------------------------------------------
                           Percentage           Percentage
                       Increase (Decrease)  Increase (Decrease)  Percentage
                         in Sales due to      in Sales due to      Change
                          Volume Change        Price Change       in Sales
                       -------------------  -------------------  ----------

Green Label...........                11.1%                 1.5%       12.6%
Red Label.............                (9.3)                 0.5        (8.8)
Signature.............               (18.6)                (0.7)      (19.3)
Black Label...........                 9.5                  2.8        12.3
Snacks................                 2.7                (10.0)       (7.3)
Kids..................               100.0                   --       100.0
                       -------------------  -------------------  ----------
                                       7.3%                 0.3%        7.6%
                       ===================  ===================  ==========


         Gross Profit. Gross profit in 2000 increased 6.5% or $6.8 million from $103.9 million in fiscal 1999. The increase in gross profit is the result of the increase in overall sales levels. The gross margin decreased to 40.8% of net sales from 41.2% in fiscal 1999. The decrease was primarily due to a higher concentration of lower margin Canadian sales.

         Selling and Promotional Expense. Selling and promotional expense for 2000 decreased $5.4 million or 7.6% to $65.6 million. The decrease resulted primarily from a $9.4 million decrease in slotting expenses and a $3.2 million reduction in advertising expenses, partially offset by an increase in trade promotion and freight expenses of $5.4 million and $0.7 million respectively, due to higher sales, a $0.7 million increase in management fees from the vending business and an increase in general spending.

         General and Administrative Expense. General and administrative expenses increased 6.2% or $1.5 million to $26.1 million in 2000. The increase was due primarily to higher amortization costs of $0.6 million and an increase in general spending.

         Operating Income. Operating income for 2000 increased 108.8% to $19.0 million from $9.1 million in 1999. As a percentage of net sales, operating income increased to 7.0% of net sales in 2000 compared to 3.6% in 1999. The increase resulted from a $6.8 million increase in gross profit and a $3.1 million decrease in operating expenses.

         Interest Expense. Interest expense for 2000 increased $1.0 million or 8.1% from $12.3 million in 1999. The increase resulted primarily from the full-year interest impact on the senior subordinated notes issued in February 1999.

         Interest Income.  Interest income was $0.4 million for 2000 and 1999.

         Other Income. Other income was $0.5 million in 2000 compared to $0.2 million in 1999.

         Net Income (Loss). For the reasons stated above, the net income increased $9.4 million to $6.7 million in 2000, compared to a ($2.7) million loss in 1999.

Fiscal Year 1999 compared to Fiscal Year 1998

         Net Sales. The following table shows Luigino's net sales by product line and the percentage change from the prior year. During the fourth quarter of 1999, Blue Label was combined with the Green Label.


                                Fiscal Years Ended
                           -----------------------------
                           January 2,        January 3,      Percentage
                              2000              1999           Change
                           ----------        ----------      ----------
                                       (Dollars in thousands)

Green Label.............     $138,760          $139,625            (0.6)%
Red Label...............       35,562            33,902             4.9
Signature...............       33,486             1,510          2117.6
Black Label.............       28,559            27,151             5.2
Snacks..................       15,609             7,797           100.2
Co-pack.................          --              1,006          (100.0)
                           ----------        ----------      ----------
                             $251,976          $210,991            19.4%
                           ==========        ==========      ==========


         Total net sales for 1999 increased 19.4% or $41.0 million, to $252.0 million from $211.0 million in 1998. Excluding the co-pack agreement with Pillsbury for the manufacture of pizza rolls, net sales for

1999 increased 20.0% or $42.0 million to $252.0 million from $210.0 million in 1998. The Signature product line was launched in December 1998 resulting in an increase in net sales of $32.0 million in 1999. Red Label net sales increased $1.7 million due to product line expansion and continued growth in product line net sales. Black Label net sales increased $1.4 million due to marketing efforts to reposition this product line. Snacks net sales increased $7.8 million due to new product introductions. These increases were partially offset by the elimination of co-pack and a decrease in Green Label as a result of distribution losses of the previous Blue Label, partially offset by increases in family size net sales and continued growth in both Canada and the U.S. During the fourth quarter of 1999, the most popular Blue Label items within each market were repackaged and consolidated into the Green Label because of changes in consumer preferences towards full flavored entrees.

         Canadian sales contributed $30.0 million, or 11.9% to net sales for fiscal 1999 compared to $24.1 million, or 11.4% for fiscal 1998. Canadian sales have benefited from overall growth in the frozen entree market, new product introduction and continued advertising.

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


                                         Fiscal Years Ended
                           January 2, 2000 compared to January 3, 1999
                       ----------------------------------------------------
                           Percentage           Percentage
                       Increase (Decrease)  Increase (Decrease)  Percentage
                         in Sales due to      in Sales due to      Change
                          Volume Change        Price Change       in Sales
                       -------------------  -------------------  ----------

Green Label...........                 0.7%                (1.3)%      (0.6)%
Red Label.............                 6.7                 (1.8)        4.9
Signature.............              2246.1               (128.5)     2117.6
Black Label...........                 9.1                 (3.9)        5.2
Snacks................                83.6                 16.6       100.2
Co-Pack...............              (100.0)                  --      (100.0)
                       -------------------  -------------------  ----------
                                      21.4%                (2.0)%      19.4%
                       ===================  ===================  ==========


         Gross Profit. Gross profit in 1999 increased 12.1% or $11.2 million from $92.7 million in 1998. The increase in gross profit is a result of the increase in overall sales levels. The gross margin in 1999 decreased to 41.2% of net sales from 43.9% in 1998. The decrease resulted from lower gross margins related to Signature net sales and the Canadian sales.

         Selling and Promotional Expenses. Selling and promotional expenses for 1999 increased 49.5% or $23.5 million, to $71.0 million from $47.5 million in 1998. The increase resulted primarily from an $11.1 million increase in slotting spending, a $5.0 million increase in advertising, a $4.9 million increase in trade promotion and a $1.4 million increase in freight expense.

         General and Administrative Expenses. General and administrative expenses for 1999 increased 15.3%, or $3.2 million, to $24.5 million from $21.3 million in 1998. The increase was primarily a result of increased salaries and related costs of $1.4 million, increased travel expenses of $0.4 million, increased consulting and professional fees of $0.7 million, increased outside finished goods storage of $0.3 million, increased marketing costs of $0.2 million and increased depreciation and amortization costs of $0.2 million. These increases were necessary to support the increase in production, sales and the installation of the enterprise resource planning software to replace the Company's legacy systems.

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

         Operating Income. Operating income for 1999 decreased 51.2% or $9.6 million, to $9.1 million from $18.7 million in 1998. As a percentage of net sales, operating income decreased to 3.6% of net sales in 1999 compared to 8.8% in 1998. The decrease resulted from the $26.7 million increase in selling and general administrative expenses and the $5.9 million decrease in the reserve for plant impairment, partially offset by the $11.2 million increase in gross profit.

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

         Interest Income. Interest income was $0.4 million for 1999 and 1998.

         Other Income. Other income was $0.2 million for 1999 and 1998.

         Net Income (Loss). For the reasons stated above, net loss for 1999 decreased 120.8%, or $15.5 million, to $2.7 million as compared to net income of $12.8 million for 1998. As a percentage of net sales, net loss decreased to 1.0% of net sales in 1999 compared to net income of 6.1% in 1998.

Liquidity and Capital Resources

         As of December 31, 2000, the company had drawn $7.0 million on a $50.0 million line of senior revolver credit with Bank One, NA. As of December 31, 2000, the company was in compliance with all covenants in the credit agreement. The cash balance as of December 31, 2000 was $0.3 million compared to $0.1 million as of January 2, 2000.

         Fiscal Year 2000 compared to Fiscal Year 1999.

         Operating Activities. The Company generated $8.5 million of cash flow from operating activities during 2000, compared to $8.7 million in 1999. The $0.2 million decline in cash flow from operations was the result of increased use of cash for working capital of $11.8 million partially offset by cash generated from the increase in net income of $9.4 million and the increase in depreciation and amortization of $2.2 million.

         Investing Activities. Investing activities used $7.5 million in 2000 compared to $29.8 million in 1999. The decrease is the result of the reduction in machinery and equipment purchases.

         Financing Activities. Financing activities used $0.8 million in cash in 2000 compared to $20.0 million generated in 1999. Fiscal 2000 uses are the result of a reduction in debt of $1.0 million.

         On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, a Delaware corporation ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("Heinz"), a Delaware corporation and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and Heinz. The cash used in the acquisition came from borrowings under a new five-year $100.0 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. The new senior credit facility consists of $60.0 million of term debt and $40.0 million of revolver debt subject to certain borrowing base requirements. In addition, the Company agreed to purchase certain finished goods inventory from Heinz for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. As a result of this acquisition, the Company will begin to market and distribute the Budget Gourmet frozen entree product lines.

         Fiscal Year 1999 compared to Fiscal Year 1998.

         Operating Activities. Luigino's generated $8.7 million of cash from operating activities during 1999, compared to $24.3 million in 1998. The decrease resulted primarily from decreased net income in 1999.

         Investing Activities. Investing activities used $29.8 million of cash in 1999 and $34.2 million in 1998. Fiscal year 1999 included the purchase of $5.9 million of equipment under operating leases and $23.0 million in machinery and equipment purchases.

         Financing Activities. Financing activities generated $20.1 million of cash in 1999 compared to $5.9 million of cash in 1998. Fiscal year 1999 includes a $100.0 million increase in debt related to the senior subordinated notes, offset by a $87.1 million reduction in other debt, and a $3.3 million increase in note receivable collections, partially offset by a $1.8 million increase in distributions to stockholders.

         2001 Planned Expenditures.

         As a part of the Company's strategic growth plan, the Company is budgeting approximately $11.1 million in slotting expenses in 2001 to introduce new products and increase product penetration. The Company estimates that its overall capital expenditures in 2001 will be approximately $8.7 million. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

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

Cautionary Statement on Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Risks and uncertainties that might affect our results are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including in
Exhibit 99 to this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Factors. The Company is exposed to market risks from adverse changes in interest rates, commodity prices and foreign exchange rates. The Company currently is not engaged in any hedging transactions. The Company periodically assesses its exposure to market risks and takes action as it deems appropriate. The Company does not use financial instruments for tracking or speculative purposes.

         Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. The Company's percentage of fixed rate debt to total debt was 94.1% and 100.0% at December 31, 2000 and January 2, 2000 respectively. The Company had an interest rate swap agreement in 1999 that effectively converted $25.0 million of variable rate debt to fixed rate debt.

         Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors.

         Foreign Exchange Rates. The Company has some exposure to foreign exchange rate fluctuations in Canada, Australia and the United Kingdom. This risk is mitigated by the fact that the Company sells its products to its Canadian and Australian joint marketing arrangement partners in U.S. dollars. The Company's exchange rate risk is then limited to the profit sharing portion of the joint marketing arrangements. The foreign exchange rate risk on United Kingdom net sales was not significant for fiscal year 2000, 1999 and 1998.

Item 8.  Financial statements and supplementary data


         The following financial statements are filed as part of this report.
                  Index to Financial Statements................................................. F-1
                  Report of Independent Public Accountants...................................... F-2
                  Balance Sheets as of December 31, 2000 and January 2, 2000.................... F-3
                  Statements of Operations for the Fiscal Years Ended December 31, 2000,
                    January 2, 2000, and January 3, 1999........................................ F-4
                  Statements of Cash Flows for the Fiscal Years Ended December 31, 2000,
                    January 2, 2000, and January 3, 1999........................................ F-5
                  Statements of Stockholders' Equity (Deficit) for the Fiscal Years
                     Ended December 31, 2000, January 2, 2000 and January 3, 1999............... F-6
                  Notes to Financial Statements................................................. F-7

Item 9.  Changes in and Disagreements with Accountants

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table provides information with respect to Luigino's directors and executive officers.

         Name                             Age    Title
         ----                             ---    -----
         Ronald O. Bubar..................59     President, Chief Executive
                                                 Officer and Director

         Thomas W. Knuesel................53     Chief Financial Officer

         Joel Conner......................49     Senior Executive Vice President
                                                 of Marketing and International
                                                 Sales

         Charles W. Pountney..............41     Executive Vice President of
                                                 Sales

         Jeffrey T. Wilson................56     Executive Vice President of
                                                 Operations

         Jeno F. Paulucci.................82     Chairman of the Board

         Michael J. McDonnell.............42     Director

         Joe C. Hall......................51     Director

         Lois M. Paulucci.................78     Director

         Larry W. Nelson..................50     Director

         William H. Hippee, Jr............54     Director


         Ronald O. Bubar has been the President and Chief Executive Officer of Luigino's since January 2000. Mr. Bubar has been a director of Luigino's since November 1999. Mr. Bubar served as President and Chief Operating Officer of Luigino's since 1996 and Executive Vice President of Operations from 1991 to 1996. From 1990 to 1991, Mr. Bubar provided consulting services to Luigino's. Before 1990, Mr. Bubar was Vice President of Operations of The Pillsbury Company from 1986 to 1990 and Director of Manufacturing of Pillsbury from 1985 to 1986. Mr. Bubar served as Executive Vice President of Operations of Jeno's, Inc. from 1980 to 1985.

         Thomas W. Knuesel joined Luigino's in November 2000 as the Chief Financial Officer. From 1995 to 2000, Mr. Knuesel served as the Vice President and Chief Financial Officer of Diamond Brands Incorporated. He was the Vice President of Finance for VEE Corporation from 1989 to 1995. From 1986 to 1989, Mr. Knuesel was the Corporate Controller for Diamond Brands Incorporated.

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

         Jeno F. Paulucci is the founder of Luigino's. He has been Luigino's Chairman of the Board since Luigino's inception in April 1990, and was the Chief Executive Officer of Luigino's from 1990 until January 2000. Mr. Paulucci is a well-known food industry executive who, over the past 50 years, has founded several successful food companies, including Chun King Corporation and Jeno's, Inc. He was the former Chairman of the Board of Cornelius Company, a producer and marketer of food and beverage equipment, and was the first Chairman of the Board of R.J. Reynolds Food Company, now RJR Nabisco, Inc.

         Michael J. McDonnell was elected as a director of Luigino's in February, 2001. Mr. McDonnell has been an attorney with the law firm of Dorsey & Whitney in Minneapolis, Minnesota, since 1986, and has been a partner since 1994.

         Joe C. Hall was elected as a director of Luigino's in February, 2001. Mr. Hall has 26 years of grocery industry experience and most recently held the title President and Chief Operating Officer of Food Lion LLC.

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

Item 11. Executive Compensation

         The following table shows the cash compensation paid in the last fiscal year to or accrued for the Chief Executive Officer and the four highest paid executive officers of Luigino's whose salary and bonus earned in 2000 exceeded $100,000.

                                                                    Annual Compensation
                                                                    -------------------
                                                                                     Other
                                                                                     Annual         All Other
                                                  Year     Salary       Bonus     Compensation     Compensation
                                                  ----     ------       -----     ------------     ------------
Jeno F. Paulucci                                  2000    $  ----     $  ----     $250,000 (1)    $  ----
    Chairman                                      1999    $  ----     $  ----     $250,000 (1)    $  ----

Ronald O. Bubar                                   2000    $359,327    $360,000    $  5,100 (2)    $1,300,000 (3)
    President and Chief Executive Officer         1999    $322,596    $300,000    $  4,800 (2)    $1,300,000 (3)

Joel Conner                                       2000    $231,088    $225,000    $  5,100 (2)    $  ----
    Senior Executive Vice President of            1999    $209,616    $200,000    $  4,800 (2)    $  ----
    Marketing and International Sales

Charles Pountney                                  2000    $187,481    $150,000    $  5,100 (2)    $  ----
    Executive Vice President of Sales             1999    $ 93,462    $ 60,000    $  2,804 (2)    $  ----

Rhyne Cannon III                                  2000    $139,808    $100,000    $  4,194 (2)    $  ----
   Vice President of Sales - East                 1999    $115,962    $ 62,868    $  3,479 (2)    $  ----

(1) Payments by Paulucci International Ltd., Inc., a Subchapter S Corporation wholly owned by Mr. Paulucci, for consulting services provided to Luigino's in 2000 and 1999. Mr. Paulucci also receives Subchapter S distributions from Paulucci International. Mr. Paulucci served as the Company's Chief Executive Officer until January 2000. See "Consulting and Employment Agreements" and "Certain Relationships and Related Transactions."

(2)      Includes compensation paid by Luigino's under its matching 401(k) plan.

(3) Payments under Luigino's executive compensation plans. See "Consulting and Employment Agreements."

Consulting and Employment Agreements

         Luigino's and Paulucci International, Ltd., Inc., a Subchapter S Corporation wholly owned by Jeno F. Paulucci, are parties to a consulting agreement, dated January 1, 1999, under which Paulucci International provides consulting services to Luigino's, as described in the paragraph below, relating to the frozen entree and frozen snack food businesses. Under the terms of the consulting agreement, Paulucci International is currently paid an annual fee of $3.6 million and is reimbursed for its actual out-of-pocket expenses incurred in rendering these services. The Company paid Paulucci International $3.4 million under the consulting agreement in 2000 and $3.0 million under a similar consulting agreement in 1999. Paulucci International distributed $2,634,190 and $2,225,585 to Mr. Paulucci in his capacity as sole shareholder of Paulucci International in 2000 and 1999, respectively. The current consulting agreement has a seven-year term, but may be terminated by either party after two years upon 90 days notice. If the consulting agreement is terminated by Luigino's, a termination fee is payable to Paulucci International equal to the prior twelve month's consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

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

         Mr. Bubar serves as President and Chief Executive Officer of Luigino's under an employment agreement which was extended by Luigino's in 1999 and is in effect until December 2001, subject to early termination or extensions thereunder. Mr. Bubar receives an annual salary of $360,000 during the term of the agreement and receives a bonus in the amount of 75.0% to 100.0% of his base salary based on earnings criteria. The employment agreement provides for an 18-month non-competition covenant upon termination of the agreement. In addition, Mr. Bubar is paid compensation under the Company's executive compensation plans, for which he received $1,300,000 in fiscal 2000 and fiscal 1999. The other officers of Luigino's are also party to incentive agreements that link a portion of their future compensation to EBITDA.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Luigino's has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are non-voting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by Jeno F. Paulucci, the founder and Chairman of the Board of Luigino's. The 900 shares of non-voting stock, all of which are issued and outstanding, are beneficially owned by Mr. Paulucci, one of his adult children, and trusts established for the benefit of such adult children and their children. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole investment power with respect to all shares of Luigino's common stock shown as beneficially owned by them. The shares shown in the table are non-voting shares. The individuals and entities who beneficially own more than 5.0% of the outstanding non-voting shares are as follows:

                                                              Non-voting Shares
                                                              Beneficially Owned
                                                              ------------------
Shareholders                                                  Number    Percent
------------                                                  ------    -------
Jeno F. Paulucci...............................................300        33

Trust for the primary benefit of...............................120        13
Lois M. Paulucci (1)

Michael J. Paulucci (2).........................................80         9

Trusts for the benefit of.......................................80         9
Michael Paulucci and his children (1) (2)
c/o MJP Management
525 Lake Avenue South
Duluth, Minnesota 55802

Trusts for the benefit of......................................160        18
Cynthia J. Soderstrom and her children (1)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

Trusts for the benefit of......................................160        18
Gina J. Paulucci (1) (3)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

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

(3) One of the trusts for the benefit of Gina J. Paulucci has US Bank NA SD as Corporate trustee and William Hippee and Larry Johnson as individual trustees.

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

         o sell or otherwise dispose of any assets except dispositions of: (1) inventory in the ordinary course of business, and
                  (2) assets with a fair market value of less than $100,000 in any fiscal year;

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

Other Related Transactions

         Luigino's has advanced an aggregate of $14.2 million to Jeno F. Paulucci under a promissory note dated November 2, 1997 from Mr. Paulucci, which matures January 15, 2006. Of this amount, $5.5 million was outstanding at December 31, 2000. Amounts due under the shareholder note bear interest at the minimum rate necessary to avoid original issue discount or the imputation of interest for federal income tax purposes payable quarterly with annual amortization of a portion of principal. The minimum rate was 5.94% at December 31, 2000. Effective January 1, 2001, the promissory note will bear the interest rate at the prime rate in effect from time to time. Luigino's is not obligated to make additional advances under the shareholder note.

         Luigino's leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are Jeno
F. Paulucci and Michael J. Paulucci, and the limited partners are Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci, and trusts for their respective benefit. Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci are the children of Jeno F. Paulucci. When the interests of each of these children are aggregated with their respective trust interests, the ownership interests of the partners in Etor Properties are divided as follows:
Michael J. Paulucci, approximately 60.0%; Cynthia J. Soderstrom, approximately 20.0%; and Gina J. Paulucci, approximately 20.0%. Jeno F. Paulucci has less than a 1.0% ownership interest in Etor Properties. The lease under which the Duluth office facility is currently occupied became effective on January 1, 2000 for a three-year initial term. Luigino's has an option to extend the lease for an additional two years, provided that Luigino's is not in default upon expiration of the initial term. The annual rent payments under the lease were $289,649 in 2000, $252,025 in 1999, and $219,195 in 1998 and will be $309,790 in 2001, payable in monthly installments. If the lease is extended at Luigino's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

         As described above in Item 11 under the heading "Consulting and Employment Agreements," during fiscal 2000, 1999, and 1998 Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided Luigino's various consulting and administrative support services. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 2000, 1999, and 1998 were $3,616,666, $3,168,225, and $2,558,085, respectively.

         Mr. Paulucci and his wife, Lois Paulucci, have personally guaranteed the payment of some of the Company's debt, of which a balance of $8.2 million was outstanding as of December 31, 2000. These guarantees continue in force until all indebtedness to the various creditors have been paid in full. Mr. and Mrs. Paulucci received no consideration from Luigino's for these guarantees.

         From time to time Luigino's makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. Luigino's paid Mr. Paulucci $260,000, $265,000 and $210,000 for such use in fiscal 2000, 1999, and 1998, respectively.

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

         In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement, SSCI manages the Company's vending business for the sum of $50,000 or 7.5% of all sales of the Company's products sold through vending machines managed by SSCI for the Company, whichever is greater, per each four week period. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company packs certain products for SSCI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SCCI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company is paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay to the Company a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. For the fiscal year ended December 31, 2000, SSCI paid the company $21,625 under this agreement.

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

                  (3)      Exhibits

                           The following exhibits are filed herewith:

                           Number   Description
                           ------   -----------

                           2.1 Purchase Agreement, dated February 9, 2001, by and among the Company and Heinz Frozen Food company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed February 22, 2001).

                           3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to
                                    Exhibit 3.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

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

                           10.16 Amendment No. 5 to Amended and Restated Credit Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent, and the lenders named therein.

                           10.17 Amendment No. 6 and Waiver to Amended and Restated Credit Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent and the Lenders named therein (incorporated by reference to
                                    Exhibit 10.1 to the Company's Form 10-Q, filed November 21, 2000).

                           10.18 Co-Pack Agreement, dated February 9, 2001, by and between Heinz Frozen Food Company and the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, filed February 22, 2001).

                           10.19 Credit Agreement, dated as of February 9, 2001, among the Company, the Lenders named therein and Bank One NA as LC Issuer and as Agent, and U.S. Bank National Association, as Swing Line Lender (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed February 22, 2001).

                      *    12.1     Statement of computation of ratios.

                      *    24.1     Power of attorney.

                      *    99.1     Cautionary Statements

                      *    Filed herewith.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUIGINO'S, INC.


                                          By:  /s/ Thomas W. Knuesel
                                             -----------------------------------
                                              Thomas W. Knuesel
                                              Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Signature                                   Title                                    Date
---------                                   -----                                    ----
/s/ Ronald O. Bubar                         President, Chief Executive Officer       March 26, 2001
------------------------------------        and Director
Ronald O. Bubar


/s/ Thomas W. Knuesel                       Chief Financial Officer                  March 26, 2001
------------------------------------        (Principal Financial and Accounting
Thomas W. Knuesel                           Officer)


*                                           Chairman and Director                    March 26, 2001
------------------------------------
Jeno F. Paulucci


*                                           Director                                 March 26, 2001
------------------------------------
Michael J. McDonnell


*                                           Director                                 March 26, 2001
------------------------------------
Joe C. Hall


*                                           Director                                 March 26, 2001
------------------------------------
Lois M. Paulucci


*                                           Director                                 March 26, 2001
------------------------------------
William H. Hippee, Jr.


*                                           Director                                 March 26, 2001
------------------------------------
Larry W. Nelson


*By: /s/ Ronald O. Bubar
     -------------------------------
         Ronald O. Bubar
         Chief Executive Officer

                                 LUIGINO'S, INC.

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Public Accountants...................................F-2

Balance Sheets as of December 31, 2000 and January 2, 2000.................F-3

Statements of Operations for the Fiscal Years Ended
     December 31, 2000, January 2, 2000, and January 3, 1999...............F-4

Statements of Cash Flows for the Fiscal Years Ended
     December 31, 2000 January 2, 2000, and January 3, 1999................F-5

Statements of Stockholders' Equity (Deficit) for the Fiscal Years
     Ended December 31, 2000, January 2, 2000, and January 3, 1999.........F-6

Notes to Financial Statements..............................................F-7

                    Report of Independent Public Accountants



To Luigino's, Inc:

We have audited the accompanying balance sheets of Luigino's, Inc. (a Minnesota corporation) as of December 31, 2000 and January 2, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luigino's, Inc. as of December 31, 2000 and January 2, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP



Minneapolis, Minnesota,

February 22, 2001

                                 LUIGINO'S, INC.
                                 Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                   December 31,  January 2,
                                                                      2000         2000
                                                                    ---------    ---------
ASSETS
Current Assets:
      Cash and cash equivalents .................................   $     313    $     105
      Receivables, net of allowance for doubtful accounts
        of $145 and $150, respectively ..........................      26,441       22,059
      Inventories ...............................................      19,066       22,420
      Prepaid expenses and other ................................       2,163        1,797
                                                                    ---------    ---------

           Total current assets .................................      47,983       46,381
                                                                    ---------    ---------

Property, Plant and Equipment:
      Land ......................................................          22           22
      Buildings and improvements ................................      16,818       16,783
      Machinery and equipment ...................................     111,390       98,159
      Office equipment and leasehold improvements ...............       5,566        5,022
      Construction in progress ..................................       1,552        8,835
      Less -- Accumulated depreciation ..........................     (45,550)     (34,211)
                                                                    ---------    ---------

           Net property, plant and equipment ....................      89,798       94,610
                                                                    ---------    ---------

Other Assets:
      Receivables from stockholders .............................       5,891        5,472
      Deferred costs, principally debt issuance costs ...........       4,587        5,398
      Restricted cash ...........................................         709          747
                                                                    ---------    ---------

           Total other assets ...................................      11,187       11,617
                                                                    ---------    ---------
Total Assets ....................................................   $ 148,968    $ 152,608
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt ......................   $   2,450    $   2,729
      Accounts payable ..........................................      16,461       25,422
      Accrued expenses --
           Accrued payroll and benefits .........................       4,798        4,817
           Accrued interest .....................................       4,465        4,430
           Accrued promotion and other ..........................       4,594        4,915
                                                                    ---------    ---------

           Total current liabilities ............................      32,768       42,313

Long-Term Debt, less current maturities: ........................     116,948      117,698
                                                                    ---------    ---------

           Total liabilities ....................................     149,716      160,011
                                                                    ---------    ---------

Commitments and Contingencies (Notes 3, 4 and 6)

Stockholders' Equity (Deficit):
      Common stocks --
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding ..................        --           --
           Nonvoting, $1 stated par value, 900 shares authorized;           1            1
             900 shares issued and outstanding
      Additional paid-in capital ................................         655          655
      Accumulated deficit .......................................      (1,404)      (8,059)
                                                                    ---------    ---------

           Total stockholders' equity (deficit) .................        (748)      (7,403)
                                                                    ---------    ---------

Total Liabilities and Stockholders' Equity (Deficit) ............   $ 148,968    $ 152,608
                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 LUIGINO'S, INC.
                            Statements of Operations
                                 (In Thousands)

                                          For the Fiscal Years Ended
                                    -------------------------------------
                                    December 31,  January 2,   January 3,
                                        2000        2000          1999
                                     ---------    ---------    ---------
Net Sales ........................   $ 271,143    $ 251,976    $ 210,991
Cost of Goods Sold ...............     160,453      148,097      118,334
                                     ---------    ---------    ---------

      Gross profit ...............     110,690      103,879       92,657
                                     ---------    ---------    ---------

Operating (Income) Expenses:
      Selling and promotional ....      65,591       71,009       47,540
      General and administrative .      26,061       24,536       21,272
      Reserve for plant
         impairment...............        --           (776)       5,172
                                     ---------    ---------    ---------
      Total operating expenses ...      91,652       94,769       73,984
                                     ---------    ---------    ---------

      Operating income ...........      19,038        9,110       18,673

Other Income (Expense):
      Interest expense ...........     (13,299)     (12,323)      (6,509)
      Interest income ............         373          379          436
      Other, net .................         543          168          235
                                     ---------    ---------    ---------

      Total other expense ........     (12,383)     (11,776)      (5,838)
                                     ---------    ---------    ---------

Net Income (Loss) ................   $   6,655    $  (2,666)   $  12,835
                                     =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 LUIGINO'S, INC.
                            Statements of Cash Flows
                                 (In Thousands)

                                                                          For the Fiscal Years Ended
                                                                    -------------------------------------
                                                                    December 31,  January 2,   January 3,
                                                                       2000         2000          1999
                                                                     ---------    ---------    ---------
Operating Activities:
     Net income (loss) ...........................................   $   6,655    $  (2,666)   $  12,835
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
        Depreciation and amortization ............................      12,489       10,305        7,388
        Noncash portion of plant impairment ......................        --           --          4,722
        Changes in operating assets and liabilities:
            Receivables ..........................................      (4,382)      (2,350)      (1,139)
            Inventories ..........................................       3,354       (6,873)      (4,128)
            Prepaid expenses and other ...........................        (366)        (618)        (134)
            Accounts payable and accrued expenses ................      (9,266)      10,860        4,738
                                                                     ---------    ---------    ---------

               Net cash provided by operating activities .........       8,484        8,658       24,282
                                                                     ---------    ---------    ---------

Investing Activities:
     Purchases of property, plant and equipment ..................      (6,527)     (28,959)     (33,098)
     Purchases of other assets ...................................        (988)        (869)      (1,053)
                                                                     ---------    ---------    ---------

               Net cash used in investing activities .............      (7,515)     (29,828)     (34,151)
                                                                     ---------    ---------    ---------

Financing Activities:
     Borrowings on revolving credit agreement ....................      64,200       76,600       53,900
     Payments on revolving credit agreement ......................     (62,500)     (86,400)     (38,800)
     Proceeds from debt ..........................................        --        100,000       11,670
     Repayments of debt ..........................................      (2,729)     (55,307)      (8,000)
     Decrease (increase) in deferred financing costs .............         649       (3,146)         113
     Decrease (increase) in restricted cash ......................          38           (2)         222
     Decrease (increase) of note receivable ......................        (419)       3,337           (1)
     Distributions to stockholders ...............................        --        (15,000)     (13,199)
                                                                     ---------    ---------    ---------

               Net cash provided by (used in) financing activities        (761)      20,082        5,905
                                                                     ---------    ---------    ---------


Increase (decrease) in cash and cash equivalents .................         208       (1,088)      (3,964)
Cash and cash equivalents, beginning of year .....................         105        1,193        5,157
                                                                     ---------    ---------    ---------

Cash and cash equivalents, end of year ...........................   $     313    $     105    $   1,193
                                                                     =========    =========    =========

Supplemental Information:
            Interest paid ........................................   $  13,264    $   8,120    $   6,505
                                                                     =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 LUIGINO'S, INC.
                  Statements of Stockholders' Equity (Deficit)
                 For the Fiscal Years Ended December 31, 2000,
                       January 2, 2000 and January 3, 1999
                       (In Thousands, Except Share Data)

                                               Common Stock
                                ------------------------------------------                            Total
                                       Voting               Nonvoting       Additional  Retained  Stockholders'
                                --------------------   -------------------    Paid-In   Earnings     Equity
                                 Shares      Amount     Shares     Amount     Capital   (Deficit)   (Deficit)
                                --------   ---------   --------   --------   --------   --------    --------
Balance at January 4, 1998 ..        100   $    --          900   $      1   $    655   $  9,971    $ 10,627

Distributions to stockholders       --          --         --         --         --      (13,199)    (13,199)
Net income ..................       --          --         --         --         --       12,835      12,835
                                --------   ---------   --------   --------   --------   --------    --------

Balance at January 3, 1999 ..        100        --          900          1        655      9,607      10,263

Distributions to stockholders       --          --         --         --         --      (15,000)    (15,000)
Net loss ....................       --          --         --         --         --       (2,666)     (2,666)
                                --------   ---------   --------   --------   --------   --------    --------

Balance at January 2, 2000 ..        100        --          900          1        655     (8,059)     (7,403)

Net income ..................       --          --         --         --         --        6,655       6,655
                                --------   ---------   --------   --------   --------   --------    --------

Balance at December 31, 2000         100   $    --          900   $      1   $    655   $ (1,404)   $   (748)
                                ========   =========   ========   ========   ========   ========    ========

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

2.   Summary of Significant Accounting Policies:

Fiscal Year

The Company has elected a 52/53-week fiscal year which ends on the Sunday closest to December 31. The years ended December 31, 2000 (fiscal year 2000), January 2, 2000 (fiscal year 1999) and January 3, 1999 (fiscal year 1998) were 52-week fiscal years.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are convertible into known amounts of cash and have an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market deposits.

Restricted Cash

Restricted cash includes cash restricted for foreign duty bonds and debt retirement.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                     December 31,       January 2,
                                         2000              2000
                                   ---------------    --------------

Raw materials                             $ 8,971           $ 9,804
Finished goods                              7,176             9,226
Packaging supplies                          2,919             3,390
                                   ---------------    --------------
                                         $ 19,066          $ 22,420
                                   ===============    ==============

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements that extend the life of an asset are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided principally using the straight-line method based upon an estimated useful life of 20 to 40 years for buildings and leasehold improvements, 5 to 10 years for machinery and equipment and 3 to 10 years for office equipment.

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

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has estimated fair values using available market information and appropriates valuation methods. However, considerable judgment is required in formulating fair value, and the estimated fair value amounts may not be indicative of amounts which would be realized in market transactions. As of December 31, 2000 the carrying value of the Company's fixed rate debt was approximately $3,099 less than its fair value. All other financial instruments' carrying values approximated fair value.

Revenue Recognition

Revenues are recognized as products are shipped, and promotions are accrued as commitments are made and related products are shipped. The Company records sales net of "off invoice" promotional discounts, which were $25,985, $25,851, and $19,651 for the fiscal years 2000, 1999, and 1998, respectively and net of "cash discounts" which were $5,026, $4,773 and $3,984, respectively.

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

The Company has an exclusive distribution agreement with a Canadian company to distribute the Company's products in Canada. The distributor accounted for 12.8%, 11.9% and 11.4% of net sales in fiscal years 2000, 1999 and 1998, respectively.

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

The Company has entered into a Tax Distribution Agreement with each of its shareholders relating to federal and state income tax matters involving the Company and its shareholders. This agreement generally provides that for so long as the Company is an S corporation or a substantially similar pass-through entity for federal income tax purposes, the Company may make quarterly distributions to the shareholders for their income tax obligations resulting from income of the Company being subject to tax at the shareholder level.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates for the Company include estimation of depreciable lives and certain accruals. The ultimate results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements for fiscal years 1999 and 1998 have been reclassified to conform with the fiscal year 2000 presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income
(loss).

Recent Accounting Pronouncements

Effective January 1, 2001, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133)" and Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (SFAS No.
137)". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes some of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in fiscal year 2000 did not have a material impact on the Company's financial statements.

3.       Long-Term Debt:

The Company's long-term debt consisted of the following:

                                                                             December 31,  January 2,
                                                                                 2000         2000
                                                                              ---------    ---------
Senior subordinated notes; principal due February 1, 2006; interest at
        10.0% payable semi-annually .......................................   $ 100,000    $ 100,000
Notes payable to government bodies; varying maturity dates through
        2013; interest at 2.3% to 7.8%; collateralized by certain equipment and assets related to state development revenue bonds and
        guaranteed by the principal stockholders ..........................       8,187        9,341
Notes payable; due in monthly installments through 2003; interest at
        8.1%; collateralized by certain equipment .........................       4,211        5,786
Notes payable to banks under revolving credit agreement; interest at
        8.9% ..............................................................       7,000        5,300
                                                                              ---------    ---------
                                                                                119,398      120,427
Less:  Current maturities .................................................      (2,450)      (2,729)
                                                                              ---------    ---------
                                                                              $ 116,948    $ 117,698
                                                                              =========    =========

On February 4, 1999, the Company obtained a $50,000 revolving line of credit due January 31, 2004, and issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006. The Company used the proceeds of the Senior Subordinated Notes to retire the outstanding debt under a previous credit facility of $63,900, to pay the outstanding balances on certain operating leases and other indebtedness of $13,875 and to make a $15,000 distribution to its stockholders.

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

The Company's credit facility provides for floating rate loans and Eurodollar rate loans of one, two, three, or six months in duration, plus a margin determined by the Company's cash flow leverage ratio, and a 0.5% commitment fee related to the unused portion of the revolving line of credit. Borrowings under the agreement are collateralized by substantially all assets of the Company and a pledge of the Company's stock by its principal stockholder.

The Company entered into a three-year interest rate swap agreement with a commercial bank in order to manage the relationship of its fixed rate versus floating rate debt. Income and expense associated with the swap transaction are accrued over the periods prescribed by the contract. The agreement, which relates to the notional amount of $25,000, effectively increased the Company's interest rate on the debt, from the effective date, September 26, 1997, by approximately 0.48%. The fair value of the interest rate swap agreement as of January 2, 2000 was not significant. At December 31, 2000 there was no interest swap agreement in effect.

Under terms of the debt agreements, the Company must meet certain financial and nonfinancial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios. Certain covenants also require minimum employment levels at specified locations by specified dates, require certain reporting and place limitations on stock ownership and the movement of assets and operations. As of December 31, 2000, the Company was in compliance with all such covenants.

Aggregate maturities of long-term debt for each of the five years subsequent to fiscal year 2000 are $2,450, $2,309, $1,139, $7,520, $559 and $105,421
thereafter.

4.       Related-Party Transactions:

As of December 31, 2000 the Company had a note receivable from Jeno F. Paulucci of $5,472. Amounts due under the shareholder note bear interest at the minimum rate necessary to avoid original issue discount or the imputation of interest for federal income tax purposes payable quarterly with annual amortization of a portion of principal. The minimum rate was 5.94% at December 31, 2000. Effective January 1, 2001, the promissory note began to bear interest at the prime rate in effect from time to time. The Company is not obligated to make additional advances under the shareholder note.

The Company leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are also the principal shareholders of the Company. The lease under which the Duluth office facility is currently occupied expires January 1, 2003. The Company has an option to extend the lease for an additional two years, provided that the Company is not in default upon expiration of the initial term. The annual rent payments under the lease were $290 in 2000, $252 in 1999, and $219 in 1998 and will be $310 in 2001, payable in monthly installments. If the lease is extended at the Company's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

During fiscal 2000, 1999, and 1998, Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided the Company various consulting and administrative support services. The combined payments by the Company to Mr. Paulucci and Paulucci International for such services in fiscal 2000, 1999, and 1998 were $3,617, $3,168, and $2,558, respectively.

From time to time the Company makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. The Company paid Mr. Paulucci $260, $265, and $210 for such use in fiscal 2000, 1999, and 1998, respectively.

In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement, SSCI manages the Company's vending business for the sum of $50 or 7.5% of all sales of the Company's products sold through vending machines managed by SSCI for the Company, whichever is greater, per each four week period. The Company paid SSCI $679 in the year ended December 31, 2000 for management fees. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company packs certain products for SSCI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SCCI has the right to terminate this agreement at any time upon 60 days prior written notice to the Company. The Company is paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay to the Company a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. For the fiscal year ended December 31, 2000, SSCI paid the Company $22 under this agreement.

5.       Capital Stock:

The Company has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are nonvoting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by the Chairman and CEO of the Company.

6.       Commitments and Contingencies:

Lease Commitments

The Company leases warehouse and office space, equipment and certain other items under noncancelable operating leases. Total lease expense was $843, $754, and $5,596 for the fiscal years ended 2000, 1999 and 1998, respectively.

Minimum annual rental commitments for periods subsequent December 31, 2000 under noncancelable operating leases are as follows:


            2001                                $  784
            2002                                   706
            2003                                   140
            2004                                   140
            Thereafter                             140
                                                ------
                                                $1,910
                                                ======

Guarantee

The Company has guaranteed a $2,000 note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Consulting and Employment Agreements

The Company and Paulucci International are parties to a Consulting Agreement, dated January 1, 1999 (the Consulting Agreement), pursuant to which Paulucci International provides certain consulting services to the Company. Under the terms of the Consulting Agreement, Paulucci International was paid in fiscal 2000 a fee of $3,617 and was reimbursed for its actual out-of-pocket expenses incurred in rendering such services. If the Consulting Agreement is terminated by the Company, a termination fee is payable to Paulucci International equal to the prior twelve months consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

The Company's President and Chief Executive Officer is party to an employment agreement which was extended by the Company in 1999 and is in effect until December 2001, subject to early termination or extensions thereunder. The employment agreement covers base salary and annual bonus, and provides for an 18-month noncompetition covenant upon termination of the agreement.

Defined Contribution Plan

The Company sponsors a 401(k) plan which is available to all full-time salaried employees over the age of 21. The Company provided discretionary matching contributions of $328, $324, and $241 to eligible employees based upon their contributions to the plan for fiscal years 2000, 1999, and 1998, respectively.

Executive Compensation Plans

The Company has an executive who receives incentive based compensation under an employment agreement. The incentive compensation expenses under this agreement were $1,300, $1,300, and $1,000 for fiscal years ended 2000, 1999 and 1998, respectively.

Certain other members of management of the Company are also party to incentive agreements that link a portion of their future compensation to EBITDA. The compensation expense was $200, $0, and $0 for the fiscal years ended 2000, 1999 and 1998, respectively.

7.       Foreign and Product Line Sales:

The Company had foreign export sales amounting to 13.5%, 12.9% and 12.9% of net sales for fiscal years 2000, 1999 and 1998, respectively. The following table presents the details of net sales:

                       Fiscal Year 2000        Fiscal Year 1999         Fiscal Year 1998
                  -----------------------   ---------------------    ---------------------
                      December 31, 2000         January 2, 2000          January 3, 1999
                  -----------------------   ---------------------    ---------------------
                    (Dollars in thousands)
United States        $ 234,556     86.5%      $ 219,519    87.1%       $ 183,696    87.1%
Canada                  34,617     12.8%         30,012    11.9%          24,054    11.4%
Other                    1,970      0.7%          2,445     1.0%           3,241     1.5%
                  -----------------------   ---------------------    ---------------------
                     $ 271,143    100.0%      $ 251,976   100.0%       $ 210,991   100.0%
                  =======================   =====================    =====================

The Company operates in one business segment. The following table sets forth the Company's net sales by product line:

                       Fiscal Year 2000        Fiscal Year 1999         Fiscal Year 1998
                  -----------------------   ---------------------    ---------------------
                      December 31, 2000         January 2, 2000          January 3, 1999
                  -----------------------   ---------------------    ---------------------
                   (Dollars in thousands)
Green Label.......  $ 156,230     57.6%       $ 138,760    55.1%       $ 139,625    66.2%
Red Label.........     32,449     12.0%          35,562    14.1%          33,902    16.1%
Signature.........     27,039     10.0%          33,486    13.3%           1,510     0.7%
Black Label.......     32,075     11.8%          28,559    11.3%          27,151    12.9%
Snacks............     14,475      5.3%          15,609     6.2%           7,797     3.7%
Kid's Meals.......      8,875      3.3%             --       --              --       --
Co-Pack...........        --        --              --       --            1,006     0.5%
                  -----------------------   ---------------------    ---------------------
                     $ 271,143    100.0%      $  251,976  100.0%       $ 210,991    99.5%
                  =======================   =====================    =====================

8.       Quarterly Financial Data (Unaudited):

                                First       Second       Third       Fourth
                               Quarter     Quarter      Quarter     Quarter
                              ---------   ----------   ---------   ---------

     Fiscal Year 2000
Net Sales                     $ 80,283      $ 57,542    $ 62,093    $ 71,225
Gross Profit                    31,133        24,108      25,702      29,747
Net Income (Loss)                 (465)          393       2,359       4,368


     Fiscal Year 1999
Net Sales                     $ 74,344      $ 58,056    $ 58,601    $ 60,976
Gross Profit                    29,753        24,677      23,249      26,200
Net Income (Loss)               (4,794)       (2,052)        954       3,226


The first quarter is a 16-week period, while the second through fourth quarters are 12-week periods.

9.       Subsequent Event (Unaudited):

Acquisition of the All American Gourmet Company

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, a Delaware corporation ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("Heinz"), a Delaware corporation and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and Heinz. The cash used in the acquisition came from borrowings under a new five-year $100.0 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. The new senior credit facility consists of $60.0 million of term debt and $40.0 million of revolver debt subject to certain borrow base requirements. In addition, the Company agreed to purchase certain finished goods inventory from Heinz for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. As a result of this acquisition, the Company will begin to market and distribute the Budget Gourmet frozen entree product lines. This acquisition will be accounted for using the purchase method.

                                  EXHIBIT INDEX


         The following exhibits are filed herewith:

Number   Description
------   -----------

2.1 Purchase Agreement, dated February 9, 2001, by and among the Company and Heinz Frozen Food company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed February 22, 2001).

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

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

10.14 Amendment No. 3 to Amended and Restated Credit Agreement, dated July 16, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q filed August 25,
         1999).

10.15 Amendment No. 4 to Amended and Restated Credit Agreement, dated July 17, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 10Q filed August 25,
         1999).

10.16 Amendment No. 5 to Amended and Restated Credit Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent, and the lenders named therein.

10.17 Amendment No. 6 and Waiver to Amended and Restated Credit Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed November 21, 2000).

10.18 Co-Pack Agreement, dated February 9, 2001, by and between Heinz Frozen Food Company and the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, filed February 22, 2001).

10.19 Credit Agreement, dated as of February 9, 2001, among the Company, the Lenders named therein and Bank One NA as LC Issuer and as Agent, and U.S. Bank National Association, as Swing Line Lender (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed February 22,
         2001).

*  12.1         Statement of computation of ratios.

*  24.1         Power of attorney.

*  99.1         Cautionary Statements.

*  Filed herewith.