Form 10-Q
period 2001-04-22
LUIGINOS INC
filed 2001-06-04
CIK 1083751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 22, 2001

                                      or

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

Yes  X    No ____
     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common                                           1,000
------------------------------------           ---------------------------------
             (Class)                             (Outstanding at June 4, 2001)

                         LUIGINO'S, INC AND SUBSIDIARY
                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                   PAGE NO.
                                                                                                                 --------
Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of April 22, 2001 (Unaudited)
                  and December 31, 2000...................................................................              3

                  Consolidated Statements of Operations for 16 weeks ended April
                  22, 2001 and April 23, 2000 (Unaudited).................................................              4

                  Consolidated Statements of Cash Flows for 16 weeks ended April 22, 2001
                  and April 23, 2000 (Unaudited)..........................................................              5

                  Notes to Financial Statements (Unaudited)...............................................              6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................              8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............................             11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................................             12

Item 5.  Other Information................................................................................             12

Item 6.  Exhibits and Reports on Form 8-K.................................................................             12

                        LUIGINO'S, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                                                                     April 22,        December 31,
                                                                                                       2001              2000
                                                                                                   -------------    ----------------
ASSETS
Current Assets:
    Cash and cash equivalents.................................................................     $       2,672    $           313
    Receivables, net of allowance for doubtful accounts of $145 and $145......................            28,991             26,441
    Inventories...............................................................................            21,407             19,066
    Prepaid expenses and other................................................................             2,584              2,163
                                                                                                   -------------    ----------------
        Total current assets..................................................................            55,654             47,983
                                                                                                   -------------    ----------------

Property, Plant and Equipment:
    Land......................................................................................                22                 22
    Buildings and improvements................................................................            16,828             16,818
    Machinery and equipment...................................................................           113,196            111,390
    Office equipment and leasehold improvements...............................................             5,684              5,566
    Construction in progress..................................................................             1,590              1,552
    Less -- Accumulated depreciation..........................................................           (49,243)           (45,550)
                                                                                                   -------------    ----------------
        Net property, plant and equipment.....................................................            88,077             89,798
                                                                                                   -------------    ----------------

Other Assets:
    Receivables from stockholders.............................................................             5,391              5,891
    Deferred costs, principally debt issuance costs...........................................             6,291              4,587
    Restricted cash...........................................................................               672                709
    Goodwill and other intangibles, net of amortization of $1,478.............................            74,725                 --
                                                                                                   -------------    ----------------
        Total other assets....................................................................            87,079             11,187
                                                                                                   -------------    ----------------
Total Assets..................................................................................     $     230,810    $       148,968
                                                                                                   =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt......................................................     $      12,200    $         2,450
    Accounts payable..........................................................................            17,781             16,461
    Accrued expenses --
        Accrued payroll and benefits..........................................................             2,139              4,798
        Accrued interest......................................................................             2,520              4,465
        Accrued promotions and other..........................................................            10,139              4,594
                                                                                                   -------------    ----------------
        Total current liabilities.............................................................            44,779             32,768

Long-Term Debt, less current maturities.......................................................           178,464            116,948
    Deferred Taxes............................................................................            10,000                  -
                                                                                                   -------------    ----------------
        Total liabilities.....................................................................           233,243            149,716
                                                                                                   -------------    ----------------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity (Deficit):
    Common stocks --
        Voting, $1 stated par value, 600 shares authorized;
         100 shares issued and outstanding....................................................                 -                  -

        Nonvoting, $1 stated par value, 900 shares authorized;
         900 shares issued and outstanding....................................................                 1                  1
    Additional paid-in capital................................................................               655                655
    Accumulated deficit.......................................................................            (3,089)            (1,404)
                                                                                                   -------------    ----------------
        Total stockholders' deficit...........................................................            (2,433)              (748)
                                                                                                   -------------    ----------------
Total Liabilities and Stockholders' Equity (Deficit)..........................................     $     230,810    $       148,968
                                                                                                   =============    ================

  The accompanying notes are an integral part of these financial statements.

                        LUIGINO'S, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                                                  First Fiscal Quarter Ended
                                                                                        --------------------------------------------
                                                                                            April 22, 2001         April 23, 2000
                                                                                        ---------------------   --------------------
Net Sales.........................................................................      $             103,723   $            80,283
Cost of Goods Sold................................................................                     60,525                49,151
                                                                                        ---------------------   -------------------
        Gross profit..............................................................                     43,198                31,132
                                                                                        ---------------------   -------------------

Operating Expenses:
        Selling and promotional...................................................                     29,428                20,089
        General and administrative................................................                      9,938                 7,376
                                                                                        ---------------------   -------------------
        Total operating expenses..................................................                     39,366                27,465
                                                                                        ---------------------   -------------------

        Operating income..........................................................                      3,832                 3,667

Other Income (Expense):
        Interest expense..........................................................                     (5,516)               (4,169)
        Interest income...........................................................                        131                   119
        Other, net................................................................                       (132)                  (82)
                                                                                        ---------------------   -------------------

        Total other expense.......................................................                     (5,517)               (4,132)
                                                                                        ---------------------   -------------------

Net Loss..........................................................................      $              (1,685)  $              (465)
                                                                                        =====================   ===================

   The accompanying notes are an integral part of these financial statements

                        LUIGINO'S, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                               First Fiscal Quarter Ended
                                                                                       ---------------------------------------
                                                                                         April 22, 2001         April 23, 2000
                                                                                       ------------------      ---------------
Operating Activities:
     Net loss ..................................................................       $        (1,685)        $         (465)
     Adjustments to net loss provided by (used in)
     operating activites -
         Depreciation and amortization .........................................                 5,758                  3,785
         Changes in operating assets and liabilities:
              Receivables ......................................................                (2,550)                 4,081
              Inventories ......................................................                (2,341)                   283
              Prepaid expenses and other .......................................                  (421)                  (444)
              Accounts payable and accrued expenses ............................                 2,261                (14,725)
                                                                                       ----------------        ---------------
                Net cash provided by (used in) operating activities.............                 1,022                 (7,485)
                                                                                       ----------------        ---------------

Investing Activities:
     Purchases of property, plant and equipment ................................                (1,971)                (2,093)
     Purchases of other assets .................................................                  (493)                  (344)
     Business acquisition ......................................................               (66,203)                     -
                                                                                       ----------------        ---------------
                Net cash used in investing activities ..........................               (68,667)                (2,437)
                                                                                       ----------------        ---------------

Financing Activities:
     Borrowings on revolving credit agreement ..................................                39,112                 36,500
     Payments on revolving credit agreement ....................................               (26,900)               (26,100)
     Proceeds from debt ........................................................                60,000                      -
     Repayments of debt ........................................................                  (946)                  (893)
     Decrease (increase) in deferred financing costs ...........................                (1,799)                   200
     Decrease in restricted cash ...............................................                    37                     38
     Decrease in notes receivable ..............................................                   500                    250
                                                                                       ----------------        ---------------
               Net cash provided by financing activities .......................                70,004                  9,995
                                                                                       ----------------        ---------------

Increase in cash and cash equivalents ..........................................                 2,359                     73
Cash and cash equivalents, beginning of period .................................                   313                    105
                                                                                       ----------------        ---------------
Cash and cash equivalents, end of period .......................................       $         2,672         $          178
                                                                                       ================        ===============

Supplemental Information:
              Interest paid ....................................................       $         6,886         $        6,108
                                                                                       ================        ===============

   The accompanying notes are an integral part of these financial statements

                        LUIGINO'S, INC. AND SUBSIDIARY

                         Notes to Financial Statements
                            (Dollars in Thousands)
                                  (Unaudited)

1.   Operations:

Luigino's, Inc. and Subsidiary (the "Company"), a Minnesota corporation, manufactures food products primarily under the Michelina's label at production facilities located in Minnesota and Ohio. The Budget Gourmet label is sourced through a co-pack agreement with Heinz Frozen Food Company. The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States forinterim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting solely of normal recurring items considered necessary for a fair presentation have been included.

Operating results for the year to date period ended April 22, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed on March 26, 2001 with the Securities and Exchange Commission.

3.   Recent Accounting Pronouncements:

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133)", Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 (SFAS No. 137)" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138)". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

4.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31 and a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                              April 22, 2001   December 31, 2000
                                             ---------------   -----------------

     Finished Goods....................       $      10,311      $        7,176
     Raw Materials.....................               8,190               8,971
     Packaging Supplies................               2,906               2,919
                                             ---------------   -----------------
                                              $      21,407      $       19,066
                                             ===============   =================


6.   Acquisition of The All American Gourmet Company:

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All-American Gourmet Company, a Delaware Corporation (AAG) pursuant to a Purchase Agreement by and between the Company and Heinz Frozen Food Company
(HFF), a Delaware Corporation and the parent of AAG. At the date of closing, the only assets owned by AAG were intangible assets consisting of trademarks, logos, patent licenses, product formulas, quality specifications, customer lists, and marketing materials. The Company also agreed to purchase certain finished goods inventory from the former parent HFF, over a six-month period following closing. The Company entered into a two-year co-pack agreement with HFF, whereas the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal years 2001 and 2002, respectively.

The Company's acquisition was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a preliminary determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to tangible assets by approximately $76,000, which excess may be amortized over periods ranging from two to twenty years on a straight-line basis. The pro forma acquisition amounts included for AAG are preliminary and subject to change. Management is in the process of gathering information to value certain intangibles. Accordingly, the preliminary purchase price allocation is subject to change when additional valuation information is obtained.

The following unaudited pro forma condensed results of operations for the period ended April 22, 2001 and April 23, 2000 have been prepared as if the transaction occurred on January 1, 2001 and January 3, 2000, respectively.

                                               First Fiscal Quarter Ended
                                          April 22, 2001        April 23, 2000
                                       ------------------     -----------------

     Net Sales...................       $        114,478       $       122,941
     Income from Operations......       $          5,777       $         5,743
     Net Loss....................       $           (417)      $          (318)

The financial information does not purport to represent results which would have been obtained if the acquisition had been in effect on January 2, 2001 and January 3, 2000 or any future results which may in fact be realized.

The Company is organized as a Subchapter S corporation whereby all tax liabilities are the responsibility of individual shareholders. Deferred tax assets and liabilities become the responsibility of the Company if and when the Subchapter S corporation structure is converted to a C-Corporation. The Company's new subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for federal, state and foreign taxes. As a part of the acquisition of AAG, the Company recorded a $10.0 million deferred tax liability and corresponding increase to goodwill due to financial reporting and tax reporting basis differences.

7.   Debt:

The Company funded the purchase price of the AAG acquisition through a new $100,000 credit facility which replaced its existing revolving credit facility. The new credit facility includes (a) a $60,000 term loan with maturity for each of the five years subsequent to December 31, 2000 of $7,500, $10,000, $13,250, $13,250 and $16,000, and (b) a $40,000 revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations. The initial net proceeds of the credit facility were used to finance the acquisition of AAG, refinance the existing bank indebtedness of the Company, and pay related fees and expenses.

Borrowings under the term loan and revolving credit facility bear interest at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), based on a leverage ratio calculated on a quarterly basis. Advances through October 2, 2001 will bear the interest at the Eurodollar Rate plus 3.25%. The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The new credit facility contains various restrictive covenants, which among other matters, requires the Company to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum EBITDA, all as defined. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At April 22, 2001, the Company was in compliance with all covenants in the credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Luigino's, Inc. and Subsidiary (the "Company" or "Luigino's") should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("HFF"), and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and HFF. The cash used in the acquisition came from borrowings under a new five-year $100.0 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. In addition, the Company agreed to purchase certain finished goods inventory from HFF for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. The Company also entered into a two-year co-pack agreement with HFF, whereas the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal 2001 and 2002, respectively. As a result of this acquisition, the Company began to market and distribute the Budget Gourmet frozen entree product lines.

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                                  First Fiscal Quarter Ended
                                            -----------------------------------
                                             April 22, 2001     April 23, 2000
                                            -----------------   ---------------

Net Sales...............................              100.0 %            100.0 %
Cost of Goods Sold......................               58.3               61.2
                                            -----------------   ---------------

      Gross profit......................               41.7               38.8

Operating (Income) Expenses:
      Selling and promotional...........               28.4               25.0
      General and administrative........                9.6                9.2
                                            -----------------   ---------------

      Total operating expenses..........               38.0               34.2

      Operating income (loss)...........                3.7                4.6

Other Income (Expense):
      Interest expense..................               (5.3)              (5.2)
      Interest income...................                0.1                0.1
      Other, net........................               (0.1)              (0.1)
                                            -----------------   ---------------

           Total other expense..........               (5.3)              (5.2)
                                            -----------------   ---------------

Net (Loss)..............................               (1.6)              (0.6)%
                                            =================   ===============


First Fiscal Quarter 2001 compared to First Fiscal Quarter 2000

Net Sales. The following table sets forth the Company's net sales by product segment and the percentage change from the prior period:


                            First Fiscal Quarter Ended
                       --------------------------------------     Percentage
                         April 22, 2001       April 23, 2000        Change
                       -----------------    -----------------   --------------
                              (Dollars in thousands)

Popular.............          $  67,667            $  54,135             25.0%
Economy.............             19,677                9,354            110.4
Signature...........              5,941               11,382            (47.8)
Snacks..............              3,849                5,001            (23.0)
Kids................              6,589                  411           1503.2
                       -----------------    -----------------   --------------
                              $ 103,723            $  80,283             29.2%
                       =================    =================   ==============


Total net sales for the first quarter of 2001 increased $23.4 million or 29.2% to $103.7 million from $80.3 million in the first quarter 2000. Net sales attributable to the acquisition of The All American Gourmet Company ("AAG") from Heinz Frozen Food Company were $25.1 million. Net sales in the Popular and Economy segment increased $13.5 million and $10.3 million, respectively, due primarily to the acquisition of AAG. Signature and Snack net sales decreased $5.4 million and $1.2 million, respectively, due to decreased distribution. The Kids product line net sales increased $6.2 million due to distribution gains on this product line which was launched in the first quarter of 2000.

Canadian net sales contributed 12.6%, or $13.1 million, to net sales for the first quarter of 2001 compared to 18.1%, or $14.5 million, for the first quarter 2000. This decline was the result of a leveling to normal volume after an exceptionally strong first quarter 2000 due to the launch of the Ristorante brand and the inventory build by the distributor in advance of warehouse consolidation.

Total volume increased 24.4% due primarily to the acquisition of AAG. Excluding acquisition volume, the volume declined 7.2% principally due to increased sales in the fourth quarter 2000 in anticipation of the January 1, 2001 price increase and decreased distribution on Signature.

Gross Profit. Gross profit in the first quarter of 2001 increased $12.1 million, to $43.2 million from $31.1 million for the comparable quarter in 2000. The acquisition of AAG contributed $10.8 million of this increase, with the $1.3 million increase attributed to the price increase. The gross margin improved to 41.7% of net sales in the first quarter 2001 from 38.8% in the first quarter 2000. This increase is the result of price increases and favorable product mix.

Selling and Promotional Expenses. Selling and promotional expenses increased $9.3 million or 46.5% to $29.4 million in the first quarter 2001. The increase resulted primarily from the promotion expenses on products related to the acquisition of AAG, $6.6 million; slotting expenses of $1.7 million; and $1.0 million of promotional expense on core products.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2001 increased $2.6 million or 34.7% to $9.9 million as compared to $7.4 million in the first quarter 2000. The increase was due to higher amortization of intangible assets associated with the acquisition of AAG, $1.8 million; increased spending of $0.3 million to support the integration of the AAG acquisition; and a $0.5 million increase in general spending.

Operating Income. Operating income for the first quarter of 2001 increased 4.5% to $3.8 million from $3.6 million in the first quarter 2000. The net increase resulted from the $12.1 million increase in gross profit, the $9.3 million increase in selling and promotional expenses and the $2.6 million increase in general and administrative expenses. As a percentage of net sales, operating income decreased to 3.7% of net sales as compared to 4.5% in first quarter 2000, due primarily to increased amortization.

Interest Expense. Interest expense for the first quarter of 2001 increased 32.3% or $1.3 million to $5.5 million from $4.2 million in the first quarter of 2000. The increase was the result of the increase in senior debt due to the acquisition of AAG.

Interest Income. Interest income was $0.1 million for the first quarter of 2001 as compared to $0.1 million for first quarter 2000.

Other Expense. Other expense was $0.1 million for the first quarter 2001 and $0.1 million for the first quarter 2000.

Net Loss. For the reasons stated above, net loss for the first quarter of 2001 increased $1.2 million to $1.7 million in the first quarter 2001, from $0.5 million in first quarter 2000.

Liquidity and Capital Resources

At April 22, 2001, the Company had $19.2 million outstanding on a $40.0 million line of senior revolving credit with Bank One, NA. At April 22, 2001, the Company was in compliance with all covenants in the credit agreement with Bank One. The cash balance as of April 22, 2001 was $2.7 million, compared to $0.2 million as of April 23, 2000.

Operating activities provided $1.0 million of cash for the first quarter of 2001 compared to $7.5 million used for operating activities for the first quarter 2000. This $8.5 million improvement is the result of increased depreciation and amortization of $2.0 million, and a $7.7 million decrease in working capital requirements, offset by a $1.2 million increase in net loss for the first quarter 2001 over the first quarter 2000.

Investing activities used $68.7 million of cash for the first quarter 2001 and $2.4 million for the first quarter of 2000. This $66.2 million increase in investing activities is primarily the result of the acquisition of AAG.

Financing activities provided $70.0 million of cash in the first quarter as compared to $10.0 million for the first quarter 2000. The Company obtained $68.6 million of cash primarily for the acquisition of AAG through borrowings under the new credit facility. The Company funded the purchase price of the AAG acquisition through a new $100.0 million credit facility which replaced its existing revolving credit facility. The new credit facility includes (a) a $60.0 million term loan with maturity for each of the five years subsequent to December 31, 2000 of $7.5 million, $10.0 million, $13.25 million, $13.25 million and $16.0 million, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

2001 Planned Expenditures. As a part of the Company's strategic growth plan, the Company incurred approximately $5.9 million for slotting expenses for the first quarter 2001. The Company plans to spend an additional $3.4 million in slotting expenses in 2001 to introduce new products and increase product penetration. The Company also plans on spending approximately $12.0 million on plant and equipment purchases in 2001, primarily to increase the production and freezer capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's new subsidiary, AAG, is a "C" Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including
Exhibit 99.3 to this Form 10-Q.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 12.6% of net sales for the sixteen weeks ended April 22, 2001. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Swap. The Company's exposure to market risk for change in interest rates relates primarily to long-term debt obligations. At April 22, 2001, the Company had no interest rate swap agreements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation and Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99.3 to this report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Number    Description
         ------    -----------

         2.1 Purchase Agreement, dated as of February 9, 2001 between Luigino's, Inc. and Heinz Frozen Food Company (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 22, 2001).

         2.2 Co-Pack Agreement, dated as of February 9, 2001 between Luigino's, Inc. and Heinz Frozen Food Company (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 22, 2001).

         99.1 Credit Agreement, dated as of February 9, 2001, among Luigino's, Inc., the Lenders named therein and Bank One, NA as LC Issuer and as Agent, and US Bank National Association, as Swing Line Lender (Incorporated by reference to Exhibit
                   99.1 to the Company's Current Report on Form 8-K filed on February 22, 2001).

         99.2 Press Release, dated February 9, 2001 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 22, 2001).

         99.3 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

           (b)  Reports on Form 8-K

                  The Company filed a Form 8-K on February 22, 2001 to report the acquisition of The All American Gourmet Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LUIGINO'S, INC.

Date: June 4, 2001                     By: /s/ Thomas W. Knuesel
                                           -------------------------------
                                       Thomas W. Knuesel
                                       Chief Financial Officer (principal
                                       financial and accounting officer)

                                  EXHIBIT INDEX


        Number                 Description
        ------                 -----------

        2.3 Purchase Agreement, dated as of February 9, 2001 between Luigino's, Inc. and Heinz Frozen Food Company (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 22, 2001).

        2.4 Co-Pack Agreement, dated as of February 9, 2001 between Luigino's, Inc. and Heinz Frozen Food Company (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 22, 2001).

        99.1 Credit Agreement, dated as of February 9, 2001, among Luigino's, Inc., the Lenders named therein and Bank One, NA as LC Issuer and as Agent, and US Bank National Association, as Swing Line Lender (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 22, 2001).

        99.2 Press Release, dated February 9, 2001 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 22, 2001).

        99.3 Cautionary Statements for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995