Form 10-Q
period 2001-07-15
LUIGINOS INC
filed 2001-08-20
CIK 1083751

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 15, 2001
                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the transition period from ___ to ___

                       Commission file number: 333-76569

                                Luigino's, Inc.
            (Exact name of registrant as specified in its charter)

          Minnesota                   2038                    59-3015985
(State of other jurisdiction    (Primary Standard          (I.R.S. Employer
       of incorporation      Industrial Classification    Identification No.)
       or organization)               Code)


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

Yes  X    No ___
     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common                                         1,000
-----------------------------------         ------------------------------------
             (Class)                            (Outstanding at August 20, 2001)

                         LUIGINO'S, INC AND SUBSIDIARY
                                     INDEX


PART I - FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          --------
Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of July 15, 2001 (Unaudited)
              and December 31, 2000....................................................         3

              Consolidated Statements of Operations for the second fiscal quarter ended and 28 weeks ended July 15, 2001 (Unaudited) and
              July 16, 2000 (Unaudited)................................................         4

              Consolidated Statements of Cash Flows for 28 weeks ended July
              15, 2001 (Unaudited) and July 16, 2000 (Unaudited).......................         5

              Notes to Financial Statements (Unaudited)................................         6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.............................................         8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............        13

PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders......................        14

Item 5.       Other Information........................................................        14

Item 6.       Exhibits and Reports on Form 8-K.........................................        14

                        LUIGINO'S, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                                                       July 15,    December 31,
                                                                                         2001          2000
                                                                                      ---------    ------------
ASSETS
Current Assets:
      Cash and cash equivalents...................................................    $   1,048    $     313
      Receivables, net of allowance for doubtful accounts of $145 and $145........       23,593       26,441
      Inventories.................................................................       19,554       19,066
      Prepaid expenses and other..................................................        2,187        2,163
                                                                                      ---------    ---------
           Total current assets...................................................       46,382       47,983
                                                                                      ---------    ---------

Property, Plant and Equipment:
      Land........................................................................           22           22
      Buildings and improvements..................................................       16,831       16,818
      Machinery and equipment.....................................................      114,904      111,390
      Office equipment and leasehold improvements.................................        5,756        5,566
      Construction in progress....................................................        1,636        1,552
      Less - - Accumulated depreciation...........................................      (52,013)     (45,550)
                                                                                      ---------    ---------
           Net property, plant and equipment......................................       87,136       89,798
                                                                                      ---------    ---------

Other Assets:
      Receivables from stockholders...............................................        5,391        5,891
      Deferred costs, principally debt issuance costs.............................        6,355        4,587
      Restricted cash.............................................................          672          709
      Goodwill and other intangibles, net of amortization of $3,981...............       72,200         --
                                                                                      ---------    ---------
           Total other assets.....................................................       84,618       11,187
                                                                                      ---------    ---------
Total Assets......................................................................    $ 218,136    $ 148,968
                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt........................................    $  12,137    $   2,450
      Accounts payable............................................................       15,551       16,461
      Accrued expenses - -
           Accrued payroll and benefits...........................................        2,626        4,798
           Accrued interest.......................................................        4,689        4,465
           Accrued promotions and other...........................................       10,992        4,594
                                                                                      ---------    ---------
           Total current liabilities..............................................       45,995       32,768

Long-Term Debt, less current maturities...........................................      162,432      116,948
Deferred Taxes....................................................................        9,379         --
                                                                                      ---------    ---------
           Total liabilities......................................................      217,806      149,716
                                                                                      ---------    ---------
Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity (Deficit):
      Common stocks - -
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding............................                 --           --
           Nonvoting, $1 stated par value, 900 shares authorized;
             900 shares issued and outstanding............................                    1            1
      Additional paid-in capital..........................................                  655          655
      Accumulated deficit.................................................                 (326)      (1,404)
                                                                                      ---------    ---------
           Total stockholders' equity (deficit)...........................                  330         (748)
                                                                                      ---------    ---------
Total Liabilities and Stockholders' Equity (Deficit)......................            $ 218,136    $ 148,968
                                                                                      =========    =========

  The accompanying notes are an integral part of these financial statements.

                        LUIGINO'S, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                  Second Fiscal Quarter Ended               28 Weeks Ended
                                               ----------------------------------  ----------------------------------
                                                July 15, 2001     July 16, 2000     July 15, 2001     July 16, 2000
                                               ----------------  ----------------  ----------------  ----------------
Net Sales..................................     $        80,409   $        57,543   $       184,132   $       137,826
Cost of Goods Sold.........................              49,679            33,435           110,204            82,586
                                               ----------------  ----------------  ----------------  ----------------
         Gross profit......................              30,730            24,108            73,928            55,240
                                               ----------------  ----------------  ----------------  ----------------

Operating Expenses:
         Selling and promotional...........              15,240            15,607            44,668            35,696
         General and administrative........               8,869             5,224            18,807            12,600
                                               ----------------  ----------------  ----------------  ----------------
         Total operating expenses..........              24,109            20,831            63,475            48,296
                                               ----------------  ----------------  ----------------  ----------------

         Operating income..................               6,621             3,277            10,453             6,944

Other Income (Expense):
         Interest expense..................              (3,772)           (3,179)           (9,288)           (7,348)
         Interest income...................                  92                85               223               204
         Other, net........................                (178)              210              (310)              128
                                               ----------------  ----------------  ----------------  ----------------
         Total other expense...............              (3,858)           (2,884)           (9,375)           (7,016)
                                               ----------------  ----------------  ----------------  ----------------

Net Income (Loss)..........................     $         2,763   $           393   $         1,078   $           (72)
                                               ================  ================  ================  ================

   The accompanying notes are an integral part of these financial statements

                        LUIGINO'S, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                                   28 Weeks Ended
                                                                                   ---------------------------------------------
                                                                                           July 15, 2001           July 16, 2000
                                                                                   ---------------------    --------------------
Operating Activities:
   Net Income (loss)............................................................     $             1,078      $              (72)
   Adjustments to net loss provided by (used in)
   operating activites -
       Depreciation and amortization............................................                  11,265                   6,747
       Changes in operating assets and liabilities:
            Receivables.........................................................                   2,848                   1,047
            Inventories.........................................................                    (488)                  2,707
            Prepaid expenses and other..........................................                     (24)                   (343)
            Accounts payable and accrued expenses...............................                   3,319                 (15,318)
                                                                                   ---------------------    --------------------
               Net cash provided by (used in) operating activities..............                  17,998                  (5,232)
                                                                                   ---------------------    --------------------

Investing Activities:
   Purchases of property, plant and equipment...................................                  (3,800)                 (4,317)
   Purchases of other assets....................................................                    (685)                   (519)
   Business acquisition.........................................................                 (66,581)                     --
                                                                                   ---------------------    --------------------
               Net cash used in investing activities............................                 (71,066)                 (4,836)
                                                                                   ---------------------    --------------------

Financing Activities:
   Borrowings on revolving credit agreement.....................................                  49,112                  42,100
   Payments on revolving credit agreement.......................................                 (49,900)                (31,000)
   Proceeds from debt...........................................................                 (60,000)                     --
   Repayments of debt...........................................................                  (4,041)                 (1,574)
   Decrease (increase) in deferred financing costs..............................                  (1,905)                    349
   Decrease in restricted cash..................................................                      37                      38
   Decrease in notes receivable.................................................                     500                     250
                                                                                   ---------------------    --------------------
               Net cash provided by financing activities........................                  53,803                  10,163
                                                                                   ---------------------    --------------------


Increase in cash and cash equivalents...........................................                     735                      95
Cash and cash equivalents, beginning of period..................................                     313                     105
                                                                                   ---------------------    --------------------
Cash and cash equivalents, end of period........................................     $             1,048      $              200
                                                                                   =====================    ====================

Supplemental Information:
           Interest paid........................................................     $             8,709      $            6,588
                                                                                   =====================    ====================

   The accompanying notes are an integral part of these financial statements

                        LUIGINO'S, INC. AND SUBSIDIARY

                         Notes to Financial Statements
                            (Dollars in Thousands)
                                  (Unaudited)

1.       Operations:

Luigino's, Inc. and Subsidiary (the "Company"), a Minnesota corporation, markets food products primarily under the Michelina's and Budget Gourmet name brands. The Michelina's label is manufactured at production facilities located in Minnesota and Ohio. The Budget Gourmet label is sourced through a co-pack agreement with Heinz Frozen Food Company (HFF). The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.       Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting solely of normal recurring items considered necessary for a fair presentation have been included.

Operating results for 28 weeks ended July 15, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income (loss).

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed on March 26, 2001 with the Securities and Exchange Commission.

3.       Recent Accounting Pronouncements:

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133)", as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In April 2001, the FASB Emerging Issues Task Force (EITF) reached final consensus on Issue 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for certain sales incentives (e.g. coupons) and Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of Vendor's Products", which addresses the income statement classification of consideration from a vendor to a retailer. These guidelines will be effective for the Company beginning in the first quarter of 2002. The implementation of these guidelines will require the Company to make reclassifications between selling, general and administrative expenses and sales, the amounts of which have not yet been determined.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provision of these Statements and their impact on the Company's results of operations.

4.       Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.       Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                                       July 15, 2001         December 31, 2000
                                                      --------------         -----------------
         Finished Goods....................           $         9,364        $            7,176
         Raw Materials.....................                     7,380                     8,971
         Packaging Supplies................                     2,810                     2,919
                                                      ---------------        ------------------
                                                      $        19,554        $           19,066
                                                      ===============        ==================

6.       Acquisition of The All American Gourmet Company:

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All-American Gourmet Company, a Delaware Corporation (AAG) pursuant to a Purchase Agreement by and between the Company and HFF, a Delaware Corporation and the parent of AAG. At the date of closing, the only assets owned by AAG were intangible assets consisting of trademarks, logos, patent licenses, product formulas, quality specifications, customer lists, and marketing materials. The Company also agreed to purchase certain finished goods inventory from the former parent HFF, over a six-month period following closing. The Company entered into a two-year co-pack agreement with HFF, whereby the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal years 2001 and 2002, respectively.

The Company's acquisition was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a preliminary determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to tangible assets by approximately $76,181, which excess may be amortized over periods ranging from two to twenty years on a straight-line basis.

The following unaudited pro forma condensed results of operations for the periods ended July 15, 2001 and July 16, 2000 have been prepared as if the transaction occurred on January 1, 2001 and January 3, 2000, respectively.

                                          Second Fiscal Quarter Ended                    28 Weeks Ended
                                      July 15, 2001         July 16, 2000        July 15, 2001      July 16, 2000
                                    ----------------      ----------------      ---------------    ---------------

Net Sales.....................      $          80,409     $         83,440      $       194,887    $       206,381
Income from Operations........      $           6,621     $          4,109      $        12,398    $         9,852
Net Income (Loss).............      $           2,763     $            (51)     $         2,346    $          (369)

The financial information does not purport to represent results which would have been obtained if the acquisition had been in effect on January 2, 2001 and January 3, 2000 or any future results which may in fact be realized.

The Company is organized as a Subchapter S corporation. Accordingly, all tax liabilities are the responsibility of individual shareholders. Deferred tax assets and liabilities become the responsibility of the Company if and when the Subchapter S corporation structure is converted to a C-Corporation. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for federal, state and foreign taxes. As a part of the acquisition of AAG, the Company recorded a $9.6 million deferred tax liability and corresponding increase to goodwill due to financial reporting and tax reporting basis differences.

7.       Debt:

The Company funded the purchase price of the AAG acquisition through a $100,000 credit facility which replaced its existing revolving credit facility. The credit facility includes (a) a $60,000 term loan with maturity for each of the five years subsequent to December 31, 2000 of $7,500, $10,000, $13,250, $13,250
and $16,000, and (b) a $40,000 revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations. The initial net proceeds of the credit facility were used to finance the acquisition of AAG, refinance the existing bank indebtedness of the Company, and pay related fees and expenses.

Borrowings under the term loan and revolving credit facility bear interest at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), based on a leverage ratio calculated on a quarterly basis. Advances through October 2, 2001 will bear the interest at the Eurodollar Rate plus 3.25% (7.09% at July 15, 2001). The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility contains various restrictive covenants, which among other matters, requires the Company to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum EBITDA, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At July 15, 2001, the Company was in compliance with all covenants in the credit agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Luigino's, Inc. and Subsidiary (the "Company" or "Luigino's") should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("HFF"), and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and HFF. The cash used in the acquisition came from borrowings under a five-year $100 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. In addition, the Company agreed to purchase certain finished goods inventory from HFF for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. The Company also entered into a two-year co-pack agreement with HFF, whereby the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal 2001 and 2002, respectively. As a result of this acquisition, the Company began to market and distribute the Budget Gourmet frozen entree product lines.

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                           Second Fiscal Quarter Ended               28 Weeks Ended
                                         -------------------------------    -------------------------------
                                          July 15, 2001    July 16, 2000     July 15, 2001    July 16, 2000
                                         --------------   --------------    --------------   --------------
Net Sales.............................            100.0 %          100.0 %           100.0 %          100.0 %
Cost of Goods Sold....................             61.8             58.1              59.9             59.9
                                         --------------   --------------    --------------   --------------
     Gross profit.....................             38.2             41.9              40.1             40.1

Operating Expenses:
     Selling and promotional..........             19.0             27.1              24.2             25.9
     General and administrative.......             11.0              9.1              10.2              9.1
                                         --------------   --------------    --------------   --------------
     Total operating expenses.........             30.0             36.2              34.4             35.0

     Operating income.................              8.2              5.7               5.7              5.1

Other Income (Expense):
     Interest expense.................             (4.7)            (5.5)             (5.0)            (5.3)
     Interest income..................              0.1              0.1               0.1              0.1
     Other, net.......................             (0.2)             0.4              (0.2)             0.1
                                         --------------   --------------    --------------   --------------
         Total other expense..........             (4.8)            (5.0)             (5.1)            (5.1)
                                         --------------   --------------    --------------   --------------
Net Income (Loss).....................              3.4 %            0.7 %             0.6 %           (0.0)%
                                         ==============   ==============    ==============   ==============

Second Fiscal Quarter 2001 compared to Second Fiscal Quarter 2000

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:


                           Second Fiscal Quarter Ended     Percentage
                         -------------------------------
                          July 15, 2001    July 16, 2000     Change
                         --------------   --------------  ------------
                               (Dollars in thousands)

Popular................   $      47,967    $      38,050          26.1 %
Economy................          19,683            7,302         169.6
Signature..............           4,456            7,090         (37.2)
Snacks.................           3,026            3,082          (1.8)
Kids...................           5,277            2,019         161.4
                         --------------   --------------  ------------
                          $      80,409    $      57,543          39.7 %
                         ==============   ==============  ============

Total net sales for the second fiscal quarter ended July 15, 2001 increased $22.9 million or 39.7% to $80.4 million from $57.5 million for the comparable quarter in 2000. Net sales, in the second fiscal quarter of 2001, attributable to the acquisition of AAG from HFF were $21.9 million. Net sales in the

Popular and Economy segments increased $9.9 million and $12.4 million, respectively, due primarily to the acquisition of AAG. Signature net sales declined $2.6 million, due to decreased distribution. Snacks net sales also decreased by $0.1 million. The Kids product line continued to show increases in net sales, up $3.3 million over the comparable quarter in 2000, due to distribution gains.

Canadian net sales contributed 12.1% or $9.7 million of net sales for the second fiscal quarter of 2001 compared to 8.7% or $5.0 million for the second fiscal quarter in 2000. Factors contributing to this increase in net sales were: (i) timing of promotional activity, (ii) introduction of the Kids product line as well as new items within the Popular and Snack product lines; (iii) increased sales in advance of the August 1, 2001 price increase; (iv) and timing of distribution loading.

Total volume increased 48.4% due primarily to the acquisition of AAG. Excluding sales of AAG units, the volume increased 2.8% due primarily to the growth of Kids product line, offset somewhat by the decline in Signature volume.

Gross Profit. Gross profit in the second fiscal quarter of 2001 increased $6.6 million to $30.7 million from $24.1 million for the comparable quarter in 2000. The acquisition of AAG contributed $9.0 million. The gross margin decreased to 38.2% of net sales from 41.9% for the comparable quarter in 2000. The decreases in core product gross profit and gross margin are related to unfavorable product mix, higher dairy and beef commodity costs, and increased overhead costs.

Selling and Promotional Expenses. Selling and promotional expenses for the second fiscal quarter of 2001 decreased $0.4 million or 2.4% from the comparable quarter in 2000. This decrease resulted primarily from a $2.4 million decrease in slotting expense, a $0.6 million decrease in advertising, offset somewhat by a $2.6 million increase in promotional spending, primarily for products related to the acquisition of AAG.

General and Administrative Expenses. General and administrative expenses for the second fiscal quarter of 2001 increased $3.7 million or 69.8% to $8.9 million as compared to $5.2 million in the same fiscal quarter last year. The increase was due to higher amortization of $2.5 million on intangible assets associated with the acquisition of AAG; $0.4 million of increased spending to support the integration of the AAG acquisition; and a $0.8 million increase in general spending.

Operating Income. Operating income for the second fiscal quarter of 2001 increased 102.0% to $6.6 million from $3.3 million in the comparable fiscal quarter of 2000. This increase is the result of the $6.6 million increase in gross profit, plus the $0.4 million decrease in selling and promotional expenses, net of the $3.7 million increase in general and administrative expenses. As a percentage of net sales, operating income increased to 8.2% of net sales in the second fiscal quarter of 2001 as compared to 5.7% in the comparable fiscal quarter of 2000.

Interest Expense. Interest expense for the second fiscal quarter 2001 increased 18.7% to $3.8 million from $3.2 million in 2000. This increase was the result of higher senior debt levels due to the acquisition of AAG.

Interest Income. Interest income was $0.1 million for both the second fiscal quarter of 2001 and 2000.

Other, Net. Other expense was $0.1 million for the second fiscal quarter 2001 as compared with $0.2 million of other income for the comparable fiscal quarter in 2000.

Net Income. For the reasons stated above, net income for the second quarter of 2001 increased $2.4 million to $2.8 million as compared to $0.4 million in the comparable quarter 2000.

The 28 Weeks Ended July 15, 2001 compared to the 28 weeks ended July 16, 2000

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from prior period.

                                              28 Weeks Ended              Percentage
                                              --------------
                                    July 15, 2001      July 16, 2000        Change
                                    -------------      -------------      ----------
                                          (Dollars in thousands)
Popular ........................      $  115,634          $   92,185          25.4 %
Economy ........................          39,360              16,656         136.3
Signature ......................          10,397              18,472         (43.7)
Snacks .........................           6,875               8,083         (14.9)
Kids ...........................          11,866               2,430         388.3
                                      ----------          ----------      --------
                                      $  184,132          $  137,826          33.6 %
                                      ==========          ==========      ========


Total net sales for the 28 weeks ended July 15, 2001 increased $46.3 million or 33.6% to $184.1 million from $137.8 million for the comparable period in 2000. Net sales attributed to the acquisition of AAG were $47.0 million. Net sales in the Popular and Economy product lines increased $23.5 million and $22.7 million, respectively, due primarily to the acquisition of AAG. Signature and Snacks net sales decreased $8.1 million and $1.2 million respectively, due to decreased distribution. Net sales in the Kids product line increased $9.4 million due to distribution gains on the product line which was launched in the first quarter of 2000.

Canadian net sales contributed 12.4% or $22.8 million to net sales for the 28 weeks ended July 15, 2001, compared to 14.2% or $19.5 million for the comparable period in 2000. This increase is primarily the result of the continued growth of all product labels and the introduction of the Kids product line in Canada.

Total volume increased 34.2% due primarily to the acquisition of AAG. Excluding sales of AAG units, the volume declined 2.5% due primarily to decreased distribution on Signature and Snacks product lines.

Gross Profit. Gross profit for the 28 weeks ended July 15, 2001 increased $18.7 million to $73.9 million from $55.2 million for the comparable 28 weeks in 2000. The acquisition of AAG accounted for $19.8 million of incremental gross profit in the first 28 weeks of 2001. The gross margin was 40.1% for both periods.

Selling and Promotional Expenses. Selling and promotional expenses increased $9.0 million or 25.1% to $44.7 million in the 28 week period ended July 15, 2001. This increase resulted primarily from the promotional expenses on products related to the acquisition of AAG, $10.3 million, less a $1.3 million reduction in advertising expense.

General and Administrative Expenses. General and administrative expenses for the 28 weeks ended July 15, 2001 increased $6.2 million or 49.3% over the comparable period last year to $18.8 million. Factors contributing to the increase were:
(i) higher amortization of $4.3 million on intangible assets, primarily associated with the acquisition of AAG; (ii) increased spending of $0.7 million to support the integration of the AAG acquisition, (iii) and a $1.2 million increase in general spending.

Operating Income. Operating income for the 28 week period ended July 15, 2001 was $10.5 million, an increase of $3.5 million or 50.5% over the comparable period last year. This increase was the net result of a $18.7 million increase in gross profit, less the $9.0 million and $6.2 million increase in selling and promotional expenses and general and administrative expenses, respectively. As a percentage of net sales, operating income increased to 5.7% of net sales as compared to 5.1% in 2000.

Interest Expense. Interest expense for the first 28 weeks of 2001 increased 25.7% or $1.9 million to $9.3 million as compared to $7.4 million for the first 28 weeks of 2000. The increase was the result of the increase in senior debt associated with the acquisition of AAG.

Interest income. Interest income for the 28 weeks ended July 15, 2001 was $0.2 million as compared to $0.2 million in the same period in 2000.

Other, Net. Other expenses were ($0.3) million for the 28 weeks ended July 15, 2001 as compared to $0.1 million of other income for the 28 weeks ended July 16, 2000.

Net Income (Loss). For the reasons stated above, the net income for the 28 week period ended July 15, 2001 was $1.1 million as compared to a $0.1 million loss in 2000.

Liquidity and Capital Resources

At July 15, 2001, the Company had $6.2 million outstanding on a $40.0 million line of senior revolving credit with Bank One, NA. At July 15, 2001, the Company was in compliance with all covenants in the credit agreement with Bank One. The cash and cash equivalents balance as of July 15, 2001 was $1.0 million, compared to $0.3 million as of July 16, 2000.

Operating activities provided $18.0 million of cash in the first 28 weeks of 2001 compared to $5.2 million used for operating activities for the first 28 weeks of 2000. This $23.2 million improvement is the result of increased depreciation and amortization of $4.5 million, and a $17.6 million decrease in working capital requirements, and a $1.1 million increase in net income for the first 28 weeks of 2001 compared to the first 28 weeks of 2000.

Investing activities used $71.0 million of cash for the first 28 weeks of 2001 and $4.8 million for the first 28 weeks of 2000. This $66.2 million increase in investing activities is primarily the result of the acquisition of AAG.

Financing activities provided $53.8 million of cash in the first 28 weeks of 2001 as compared to $10.2 million for the first 28 weeks of 2000. The Company obtained $68.6 million of cash primarily for the acquisition of AAG through borrowings under the credit facility. The Company funded the purchase price of the AAG acquisition through a $100.0 million credit facility which replaced its existing revolving credit facility. The credit facility includes (a) a $60.0 million term loan with maturity for each of the five years subsequent to December 31, 2000 of $7.5 million, $10.0 million, $13.25 million, $13.25 million and $16.0 million, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

2001 Planned Expenditures. As a part of the Company's strategic growth plan, the Company incurred approximately $7.0 million for slotting expenses for the first 28 weeks of 2001. The Company plans to spend an additional $2.3 million in slotting expenses in 2001 to introduce new products and increase product penetration. The Company also plans on spending approximately $12.0 million on plant and equipment purchases in 2001, primarily to increase the production and freezer capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

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

New Accounting Pronouncements

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133)", as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In April 2001, the FASB Emerging Issues Task Force (EITF) reached final consensus on Issue 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for certain sales incentives (e.g. coupons) and Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of Vendor's Products", which addresses the income statement classification of consideration from a vendor to a retailer. These guidelines will be effective for the Company beginning in the first quarter of 2002. The implementation of these guidelines will require the Company to make reclassifications between selling, general and administrative expenses and sales, the amounts of which have not yet been determined.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provision of these Statements and their impact on the Company's results of operations.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including
Exhibit 99.1 to this Form 10-Q.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.


Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 12.4% of net sales for the 28 weeks ended July 15, 2001. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. A portion of the Company's long-term debt obligation incurs interest at floating rates, based on changes in U.S. Dollar LIBOR and prime rate interest. Therefore, the Company has an exposure to changes in these interest rates. At July 15, 2000, the Company had $63.7 million of long-term debt subject to floating interest rates, with interest ranging from 7.1 to 8.75% with a weighted average interest rate of 7.2%. A 10% increase in U.S. LIBOR and prime interest rates would have increased interest expense for the second fiscal quarter ended July 15, 2001 by $0.1 million.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation and Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99.1 to this report.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Number                 Description
         ------                 -----------

         99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

           (b)  Reports on Form 8-K

                  The Company filed a Report on Form 8-K/A on April 23, 2001 to add certain financial information relating to the acquisition of The All American Gourmet Company, previously reported on a Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LUIGINO'S, INC.

Date:  August 20, 2001                  By: /s/ Thomas W. Knuesel
                                            -------------------------------
                                            Thomas W. Knuesel
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX


         Number                Description
         ------                -----------

         99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995