Form 10-Q
period 2001-10-07
LUIGINOS INC
filed 2001-11-19
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 7, 2001
                                       or

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

Yes   X    No ___
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common                                    1,000
------------------------------------   ----------------------------------------
              (Class)                     (Outstanding at November 19, 2001)

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of October 7, 2001 (Unaudited)
               and December 31, 2000...................................................       3

               Consolidated Statements of Operations for the third fiscal quarter ended and 40 weeks ended October 7, 2001(Unaudited)
               and October 8, 2000 (Unaudited).........................................       4

               Consolidated Statements of Cash Flows for 40 weeks ended October 7,
               2001 (Unaudited) and October 8, 2000 (Unaudited)........................       5

               Notes to Financial Statements (Unaudited)...............................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................       8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............      13


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........................      14

Item 5.  Other Information.............................................................      14

Item 6.  Exhibits and Reports on Form 8-K..............................................      14

                         LUIGINO'S, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                      October 7,          December 31,
                                                                                         2001                 2000
                                                                                     ------------         ------------
ASSETS
Current Assets:
      Cash and cash equivalents.................................................        $   1,241            $     313
      Receivables, net of allowance for doubtful accounts of $145 and $145......           25,172               26,441
      Inventories...............................................................           20,445               19,066
      Prepaid expenses and other................................................            3,026                2,163
                                                                                     ------------         ------------
          Total current assets.................................................            49,884               47,983
                                                                                     ------------         ------------

Property, Plant and Equipment:
      Land......................................................................               22                   22
      Buildings and improvements................................................           16,831               16,818
      Machinery and equipment...................................................          116,161              111,390
      Office equipment and leasehold improvements...............................            5,773                5,566
      Construction in progress..................................................            1,603                1,552
      Less -- Accumulated depreciation..........................................          (54,782)             (45,550)
                                                                                     ------------         ------------
           Net property, plant and equipment....................................           85,608               89,798
                                                                                     ------------         ------------
Other Assets:
      Receivables from stockholders.............................................            5,448                5,891
      Deferred costs, principally debt issuance costs...........................            6,078                4,587
      Restricted cash...........................................................              672                  709
      Goodwill and other intangibles, net of amortization of $5,891.............           70,290                    -
                                                                                     ------------         ------------
           Total other assets...................................................           82,488               11,187
                                                                                     ------------         ------------
Total Assets....................................................................        $ 217,980            $ 148,968
                                                                                     ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Current maturities of long-term debt......................................        $  10,429            $   2,450
      Accounts payable..........................................................           18,524               16,461
      Accrued expenses --
           Accrued payroll and benefits.........................................            3,125                4,798
           Accrued interest.....................................................            2,289                4,465
           Accrued promotions and other.........................................           10,055                4,594
                                                                                     ------------         ------------
           Total current liabilities............................................           44,422               32,768

Long-Term Debt, less current maturities.........................................          158,102              116,948
Deferred Taxes..................................................................            9,268                    -
                                                                                     ------------         ------------
           Total liabilities....................................................          211,792              149,716
                                                                                     ------------         ------------
Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity (Deficit):
      Common stocks --
           Voting, $1 stated par value, 600 shares authorized;
             100 shares issued and outstanding..................................                -                    -
           Nonvoting, $1 stated par value, 900 shares authorized;
             900 shares issued and outstanding..................................                1                    1
      Additional paid-in capital................................................              655                  655
      Retained earnings (deficit)...............................................            5,532               (1,404)
                                                                                     ------------         ------------
           Total stockholders' equity (deficit).................................            6,188                 (748)
                                                                                     ------------         ------------
Total Liabilities and Stockholders' Equity (Deficit)............................        $ 217,980            $ 148,968
                                                                                     ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)



                                                Third Fiscal Quarter Ended                     40 Weeks Ended
                                          --------------------------------------    --------------------------------------
                                            October 7, 2001     October 8, 2000       October 7, 2001     October 8, 2000
                                          ------------------  ------------------    ------------------  ------------------
Net Sales...............................   $         80,761    $         62,093      $        264,894    $        199,918
Cost of Goods Sold......................             45,167              36,391               155,371             118,976

                                          ------------------  ------------------    ------------------  ------------------
         Gross profit...................             35,594              25,702               109,523              80,942
                                          ------------------  ------------------    ------------------  ------------------

Operating Expenses:
         Selling and promotional........             17,876              14,892                62,544              50,587
         General and administrative.....              8,202               5,489                27,009              18,089

                                          ------------------  ------------------    ------------------  ------------------
         Total operating expenses.......             26,078              20,381                89,553              68,676
                                          ------------------  ------------------    ------------------  ------------------

         Operating income..............               9,516               5,321                19,970              12,266

Other Income (Expense):
         Interest expense..............              (3,729)             (3,062)              (13,017)            (10,410)
         Interest income...............                  77                  84                   300                 288
         Other, net....................                  (6)                 15                  (317)                143

                                          ------------------  ------------------    ------------------  ------------------
         Total other expense...........              (3,658)             (2,963)              (13,034)             (9,979)
                                          ------------------  ------------------    ------------------  ------------------

Net Income.............................    $          5,858    $          2,358      $          6,936    $          2,287
                                          ==================  ==================    ==================  ==================

   The accompanying notes are an integral part of these consolidated financial statements

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                             40 Weeks Ended
                                                                              ---------------------------------------------
                                                                                 October 7, 2001         October 8, 2000
                                                                              ---------------------    --------------------
Operating Activities:
     Net Income...........................................................     $             6,936      $            2,287
     Adjustments to net income provided by (used in)
     operating activites -
         Depreciation and amortization....................................                  16,076                   9,782
         Deferred income taxes............................................                    (332)                      -
         Changes in operating assets and liabilities:
              Receivables.................................................                   1,269                   1,597
              Inventories.................................................                  (1,379)                  1,849
              Prepaid expenses and other..................................                    (863)                   (399)
              Accounts payable and accrued expenses.......................                   3,675                 (17,245)
                                                                              ---------------------    --------------------
                 Net cash provided by (used in) operating activities......                  25,382                  (2,129)
                                                                              ---------------------    --------------------

Investing Activities:
     Purchases of property, plant and equipment...........................                  (5,042)                 (5,518)
     Purchases of other assets............................................                    (806)                   (829)
     Business acquisition.................................................                 (66,587)                      -
                                                                              ---------------------    --------------------
                 Net cash used in investing activities....................                 (72,435)                 (6,347)
                                                                              ---------------------    --------------------

Financing Activities:
     Borrowings on revolving credit agreement.............................                  68,211                  57,300
     Payments on revolving credit agreement...............................                 (69,200)                (47,300)
     Proceeds from debt...................................................                  60,000                       -
     Repayments of debt...................................................                  (9,879)                 (2,263)
     Decrease (increase) in deferred financing costs......................                  (1,632)                    499
     Decrease in restricted cash..........................................                      37                      38
     Decrease in notes receivable.........................................                     444                     250
                                                                              ---------------------    --------------------
                 Net cash provided by financing activities................                  47,981                   8,524
                                                                              ---------------------    --------------------


Increase in cash and cash equivalents.....................................                     928                      48
Cash and cash equivalents, beginning of period............................                     313                     105
                                                                              ---------------------    --------------------
Cash and cash equivalents, end of period..................................     $             1,241      $              153
                                                                              =====================    ====================

Supplemental Information:
              Interest paid...............................................                  14,574                  11,536
              Taxes paid..................................................     $                 -      $                -
                                                                              =====================    ====================

  The accompanying notes are an integral part of these consolidated financial statements

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

Operating results for 40 weeks ended October 7, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income.

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently assessing the impact these statements will have on the Company's results of operations.

4.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                           October 7, 2001    December 31, 2000
                                           ---------------    -----------------
     Finished Goods..................      $        9,578      $        7,176
     Raw Materials...................               8,015               8,971
     Packaging Supplies..............               2,852               2,919
                                          ----------------    ----------------
                                           $       20,445      $       19,066
                                          ================    ================

6.   Acquisition of The All American Gourmet Company:

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All-American Gourmet Company, a Delaware Corporation (AAG) pursuant to a Purchase Agreement by and between the Company and HFF, a Delaware Corporation and the parent of AAG. At the date of closing, the only assets owned by AAG were intangible assets consisting of trademarks, logos, patent licenses, product formulas, quality specifications, customer lists, and marketing materials. The aggregate consideration for the acquisition of AAG was $66.6 million in cash. The Company also agreed to purchase certain finished goods inventory from the former parent HFF, over a six-month period following closing. The Company entered into a two-year co-pack agreement with HFF, whereby the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal years 2001 and 2002, respectively.

The Company's acquisition was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a preliminary determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to tangible assets by approximately $76,187, which excess may be amortized over periods ranging from two to twenty years on a straight-line basis.

The following unaudited pro forma condensed results of operations for the periods ended October 7, 2001 and October 8, 2001 have been prepared as if the transaction occurred on January 1, 2001 and January 3, 2000, respectively.

                                              Third Fiscal Quarter Ended                              40 Weeks Ended
                                        October 7, 2001          October 8, 2000         October 7, 2001          October 8, 2000
                                    --------------------     --------------------    --------------------     --------------------
Net Sales..................           $          80,761        $          89,789       $         275,648        $         296,170
Income from Operations.....                       9,516                    6,355                  21,914                   16,207
Net Income.................                       5,858                    2,116                   8,204                    1,747

The financial information does not purport to represent results which would have been obtained if the acquisition had been in effect on January 1, 2001 and January 3, 2000 or any future results which may in fact be realized.

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

Borrowings under the term loan and revolving credit facility bear interest at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), based on a leverage ratio calculated on a quarterly basis. Advances through October 7, 2001 will bear the interest at the Eurodollar Rate plus 3.25% (6.78% at October 7, 2001). The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility contains various restrictive covenants, which among other matters, requires the Company to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum EBITDA, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At October 7, 2001, the Company was in compliance with all covenants in the credit agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Luigino's, Inc. and Subsidiary (the "Company" or "Luigino's") should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("HFF"), and the parent company of AAG. The Company obtained all of AAG's intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $66.6 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and HFF. The cash used in the acquisition came from borrowings under a five-year $100 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank National Association. In addition, the Company agreed to purchase certain finished goods inventory from HFF for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. The Company also entered into a two-year co-pack agreement with HFF, whereby the Company has agreed to purchase a minimum of 8 million and 6 million cases in fiscal 2001 and 2002, respectively. As a result of this acquisition, the Company began to market and distribute the Budget Gourmet frozen entree product lines.

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                                  Third Fiscal Quarter Ended                          40 Weeks Ended
                                          ----------------------------------------       ---------------------------------------
                                            October 7, 2001        October 8, 2000         October 7, 2001       October 8, 2000
                                          ------------------    ------------------       ------------------   ------------------
Net Sales............................                  100.0 %               100.0 %                  100.0 %              100.0 %
Cost of Goods Sold...................                   55.9                  58.6                     58.7                 59.5
                                          ------------------    ------------------       ------------------   ------------------

      Gross profit...................                   44.1                  41.4                     41.3                 40.5

Operating Expenses:
      Selling and promotional........                   22.1                  24.0                     23.6                 25.3
      General and administrative.....                   10.2                   8.8                     10.2                  9.1
                                          ------------------    ------------------       ------------------   ------------------

      Total operating expenses.......                   32.3                  32.8                     33.8                 34.4

      Operating income...............                   11.8                   8.6                      7.5                  6.1

Other Income (Expense):
      Interest expense...............                   (4.6)                 (4.9)                    (4.9)                (5.2)
      Interest income................                    0.1                   0.1                      0.1                  0.1
      Other, net.....................                   (0.0)                  0.0                     (0.1)                 0.1
                                          ------------------    ------------------       ------------------   ------------------

           Total other expense.......                   (4.5)                 (4.8)                    (4.9)                (5.0)
                                          ------------------    ------------------       ------------------   ------------------

Net Income (Loss)....................                    7.3 %                 3.8 %                    2.6 %                1.1 %
                                          ==================    ==================       ==================   ==================


Third Fiscal Quarter 2001 compared to Third Fiscal Quarter 2000

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                                            Third Fiscal Quarter Ended              Percentage
                                   -------------------------------------------
                                      October 7, 2001         October 8, 2000         Change
                                   -------------------     -------------------     -------------
                                             (Dollars in thousands)
Popular.........................     $         49,321        $         40,904              20.6 %
Economy.........................               19,721                   7,157             175.5
Signature.......................                3,975                   7,188             (44.7)
Snacks..........................                2,834                   3,593             (21.1)
Kids............................                4,910                   3,251              51.0
                                   -------------------     -------------------     -------------
                                     $         80,761        $         62,093              30.1 %
                                   ===================     ===================     =============

Total net sales for the third fiscal quarter ended October 7, 2001 increased $18.7 million or 30.1% to $80.8 million from $62.1 million for the comparable quarter in 2000. Net sales in the Popular and Economy segments increased $8.4 million and $12.6 million, respectively, due primarily to the acquisition of AAG. Signature net sales declined $3.2 million, due to decreased distribution. Snacks net sales also decreased by $0.8 million. The Kids product line continued to show increases in net sales, up $1.7 million over the comparable quarter in 2000, due to distribution gains.

Canadian net sales contributed 9.0% or $7.3 million of net sales for the third fiscal quarter of 2001 compared to 9.7% or $6.0 million for the third fiscal quarter in 2000. Factors contributing to this increase in net sales were: (i) timing of promotional activity, (ii) introduction of the Kids product line as well as new items within the Popular and Snack product lines; (iii) and timing of distribution loading.

Total unit volume increased 27.4% in the third fiscal quarter of 2001 due primarily to the acquisition of AAG.

Gross Profit. Gross profit in the third fiscal quarter of 2001 increased $9.9 million to $35.6 million from $25.7 million for the comparable quarter in 2000. This increase is attributed to the increased sales in the Popular and Economy product lines as the result of the acquisition of AAG. The gross margin increased to 44.1% of net sales from 41.4% for the comparable quarter in 2000. The increase in gross margin is the result of pricing and a favorable product mix.

Selling and Promotional Expenses. Selling and promotional expenses for the third fiscal quarter of 2001 increased $3.0 million or 20.0% from the comparable quarter in 2000. This increase is the net effect of a $4.8 million increase in promotional spending, of which $4.7 million is related to the acquisition of AAG, offset by a $1.3 million reduction in advertising expense and a $0.5 million decline in slotting expense.

General and Administrative Expenses. General and administrative expenses for the third fiscal quarter of 2001 increased $2.7 million to $8.2 million as compared to $5.5 million in the same fiscal quarter last year. The increase was due to higher amortization of $1.8 million on intangible assets associated with the acquisition of AAG; $0.4 million of increased spending to support the integration of the AAG acquisition; and a $0.5 million increase in general spending.

Operating Income. Operating income for the third fiscal quarter of 2001 increased 78.8% to $9.5 million from $5.3 million in the comparable fiscal quarter of 2000. This increase is the result of the $9.9 million increase in gross profit, less the $3.0 million increase in selling and promotional expenses, and the $2.7 million increase in general and administrative expenses. As a percentage of net sales, operating income increased to 11.8% of net sales in the third fiscal quarter of 2001 as compared to 8.6% in the comparable fiscal quarter of 2000.

Interest Expense. Interest expense for the third fiscal quarter 2001 increased to $3.7 million from $3.0 million in 2000. This increase was the result of higher senior debt levels due to the acquisition of AAG.

Interest Income. Interest income was $0.1 million for both the third fiscal quarter of 2001 and 2000.

Net Income. For the reasons stated above, net income for the third quarter of 2001 increased $3.5 million to $5.9 million as compared to $2.4 million in the comparable quarter 2000.

The 40 Weeks Ended October 7, 2001 compared to the 40 weeks ended October 8,
2000

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from prior period.

                                                  40 Weeks Ended                    Percentage
                                   -------------------------------------------
                                     October 7, 2001         October 8, 2000          Change
                                   -------------------     -------------------     -------------
                                             (Dollars in thousands)
Popular.........................     $        164,956        $        133,088              23.9 %
Economy.........................               59,081                  23,813             148.1
Signature.......................               14,372                  25,660             (44.0)
Snacks..........................                9,709                  11,676             (16.8)
Kids............................               16,776                   5,681             195.3
                                   -------------------     -------------------     -------------
                                     $        264,894        $        199,918              32.5 %
                                   ===================     ===================     =============

Total net sales for the 40 weeks ended October 7, 2001 increased $65.0 million or 32.5% to $264.9 million from $199.9 million for the comparable period in 2000. Net sales in the Popular and Economy product lines increased $31.9 million and $35.3 million, respectively, due primarily to the acquisition of AAG. Signature and Snacks net sales decreased $11.3 million and $2.0 million respectively, due to decreased distribution. Net sales in the Kids product line increased $11.1 million due to distribution gains on the product line which was launched in the first quarter of 2000.

Canadian net sales contributed 11.3% or $30.0 million to net sales for the 40 weeks ended October 7, 2001, compared to 12.8% or $25.6 million for the comparable period in 2000. This increase in net sales is primarily the result of the continued growth of all product labels and the introduction of the Kids product line in Canada.

Total unit volume increased 32.1% due primarily to the acquisition of AAG.

Gross Profit. Gross profit for the 40 weeks ended October 7, 2001 increased $28.6 million to $109.5 million from $80.9 million for the comparable 40 weeks in 2000. This increase is attributed to the increased sales in the Popular and Economy product lines as the result of the acquisition of AAG. The gross margin was 41.3% for the 40 weeks ended October 7, 2001 as compared to 40.5% for the same 40 weeks in 2000. This margin improvement is primarily the result of a price increase implemented in January, 2001.

Selling and Promotional Expenses. Selling and promotional expenses increased $12.0 million or 23.6% to $62.5 million in the 40 week period ended October 7, 2001. This increase is the result of the increase in promotional expenses, $16.0 million primarily on products related to the acquisition of AAG, less a $2.7 million reduction in advertising expense, and $1.3 million reduction in slotting expense.

General and Administrative Expenses. General and administrative expenses for the 40 weeks ended October 7, 2001 increased $8.9 million or 49.3% over the comparable period last year to $27.0 million. Factors contributing to the increase were: (i) higher amortization of $6.1 million on intangible assets, primarily associated with the acquisition of AAG; (ii) increased spending of $1.1 million to support the integration of the AAG acquisition, (iii) and a $1.7 million increase in general spending.

Operating Income. Operating income for the 40 week period ended October 7, 2001 was $20.0 million, an increase of $7.7 million or 62.8% over the comparable period last year. This increase was the net result of a $28.6 million increase in gross profit, less the $12.0 million and $8.9 million increase in selling and promotional expenses and general and administrative expenses, respectively. As a percentage of net sales, operating income increased to 7.5% of net sales in the 40 week period ended October 7, 2001, as compared to 6.1% for the comparable period of 2000.

Interest Expense. Interest expense for the first 40 weeks of 2001 increased 25.0% or $2.6 million to $13.0 million as compared to $10.4 million for the first 40 weeks of 2000. The increase was the result of the increase in senior debt associated with the acquisition of AAG.

Interest income. Interest income for the 40 weeks ended October 7, 2001 was $0.3 million as compared to $0.3 million in the same period in 2000.

Other, Net. Other expenses were $0.3 million for the 40 weeks ended October 7, 2001 as compared to $0.1 million of other income for the 40 weeks ended October 8, 2000.

Net Income. For the reasons stated above, the net income for the 40 week period ended October 7, 2001 was $6.9 million as compared to net income of $2.3 million in 2000.

Liquidity and Capital Resources

At October 7, 2001, the Company had $6.0 million outstanding on a $40.0 million line of senior revolving credit with Bank One, NA. At October 7, 2001, the Company was in compliance with all covenants in the credit agreement with Bank One. The cash and cash equivalents balance as of October 7, 2001 was $1.2 million, compared to $0.2 million as of October 8, 2000.

Operating activities provided $25.4 million of cash in the first 40 weeks of 2001 compared to $2.1 million used for operating activities for the first 40 weeks of 2000. This $27.5 million improvement is the result of increased depreciation and amortization of $6.3 million, and a $16.5 million decrease in working capital requirements, and a $4.7 million increase in net income for the first 40 weeks of 2001 compared to the first 40 weeks of 2000.

Investing activities used $72.4 million of cash for the first 40 weeks of 2001 and $6.3 million for the first 40 weeks of 2000. This $66.1 million increase in investing activities is primarily the result of the acquisition of AAG.

Financing activities provided $48.0 million of cash in the first 40 weeks of 2001 as compared to $8.5 million for the first 40 weeks of 2000. The Company obtained $66.6 million of cash primarily for the acquisition of AAG through borrowings under the credit facility. The Company funded the purchase price of the AAG acquisition through a $100.0 million credit facility which replaced its existing revolving credit facility. The credit facility includes (a) a $60.0 million term loan with maturity for each of the five years subsequent to December 31, 2000 of $7.5 million, $10.0 million, $13.25 million, $13.25 million and $16.0 million, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

As a part of the Company's strategic growth plan, the Company incurred approximately $7.7 million for slotting expenses for the first 40 weeks of 2001. The Company plans to spend an additional $0.6 million in slotting expenses in 2001 to introduce new products and increase product penetration. The Company also plans on spending approximately $12.0 million on plant and equipment purchases in 2001, primarily to increase the production and freezer capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Of the $168.5 million of total indebtedness on October 7, 2001, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently assessing the impact these statements will have on the Company's results of operations.

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


Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 11.3% of net sales for the 40 weeks ended October 7, 2001. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. A portion of the Company's long-term debt obligation incurs interest at floating rates, based on changes in U.S. Dollar LIBOR and prime rate interest. Therefore, the Company has an exposure to changes in these interest rates. At October 7, 2001, the Company had $61.0 million of long-term debt subject to floating interest rates, with interest ranging from 6.7 to 7.5% with a weighted average interest rate of 6.8%. A 10% increase in U.S. LIBOR and prime interest rates would have increased interest expense for the third fiscal quarter ended October 7, 2001 by $0.1 million.

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



                               LUIGINO'S, INC.

Date: November 19, 2001        By: /s/ Thomas W. Knuesel
                               ----------------------------------------
                               Thomas W. Knuesel
                               Chief Financial Officer (principal financial and
                               accounting officer)

                                  EXHIBIT INDEX


          Number         Description
          ------         -----------

          99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995