Form 10-K405
period 2001-12-30
LUIGINOS INC
filed 2002-03-19
CIK 1083751

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 19, 2002, the registrant had outstanding 1,000 shares of voting and non-voting common stock, par value $1.00 per share, which is the registrant's only class of common stock.

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

Item 1. Business Description

     Luigino's, Inc. ("Luigino's" or the "Company") is one of the leading producers and marketers of frozen entrees in North America. Luigino's Michelina's and Budget Gourmet brands are the third and fifth most popular brands in the United States, respectively, and together represent 18.5% of the unit volume of the entire frozen entree category in the United States. The Company is the U.S. market leader in sales of non-diet entrees priced below $2.00, with an 80.0% market share based on unit volume. In Canada, the Company's Michelina's brand is the market share leader in the frozen dinners and entrees category, with a 42.0% market share. Luigino's produces over 200 different entrees, which it differentiates from its competition at all price points based on superior quality, freshness and value. The statistics in this paragraph are derived from information provided by A. C. Nielsen report on grocery retail greater than $2.0 million in sales for the 52-week period ended December 30, 2001.

     The frozen food market accounts for $24 billion of the entire supermarket industry. The frozen dinners and entrees category accounts for $5.0 billion of the frozen foods market. Entrees are defined as all precooked, frozen dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal. In comparison, dinners are defined as all precooked, frozen, multi-component meals packaged on a plate, on a tray, or in a boil-in-bag designed to be the entire meal. Frozen dinners and entrees, the product group in which Luigino's competes, is the single largest product category within the frozen prepared food market accounting for approximately 91.0% of segment.

     According to A. C. Nielsen, frozen dinners and entrees remain one of the largest and fastest growing segments in the entire supermarket, increasing 6.4% from $4.7 billion in 2000 to $5.0 billion in 2001. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households and single-parent families, and an increased emphasis on leisure time.

     The single-serve frozen entree category is further divided into three segments: Value priced entrees, Premium full flavor entrees and Healthy entrees. The $504 million Value segment is comprised of traditional, non-diet products priced below $2.00. The $1.1 billion Premium full flavor segment consists of traditional, non-diet products priced over $2.00. The $1.2 billion Healthy segment is made up of products that are low fat or reduced-calorie, most of which are priced over $2.00. Luigino's primarily competes in the Value segment of the U.S. single-serve frozen entree market, where it has an 80.0% share based on unit volume.

     The Company markets its Michelina's and Budget Gourmet brand products under five distinct product lines. Each product line has unique attributes and retail price points, as set forth below:

                                                                                                 % of Net Sales
                                                                                               Fiscal Years Ended
                                                                                    ----------------------------------------
                                                                                    December 31,   December 31,   January 2,
Product Line            Brand                 Price Point         Recipe                2001           2000          2000
------------            -----                 -----------         ------            ------------   ------------   ----------
Popular        Michelina's, Budget Gourmet,   $1.59-$1.79   Traditional, Oriental      61.9%          64.9%          66.4%
                  Michelina's Yu Sing
Economy        Michelina's, Budget Gourmet    $1.00-$1.25   Pasta & Sauce              23.2%          12.0%          14.1%
Signature      Michelina's                    $1.99-$2.29   Premium                     5.5%          10.0%          13.3%
Snacks         Michelina's                    $1.00-$2.50   Pizza & Appetizers          3.5%           5.3%           6.2%
Kids           Michelina's                    $1.00-$1.25   Pasta, Pizza &              5.9%           3.3%            --
                                                            Appetizers

     In November 1999, the Company entered into certain agreements with Self Serve Centers, Inc. (SSCI), an affiliated company, whereby SSCI manages the Company's vending business for a fee and the Company supplies product and certain support services at an agreed upon price. See "Items 13 - Certain Relationships and Related Transactions - Other Related Transactions."

     On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, a Delaware corporation ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("Heinz"), a Delaware corporation and the parent company of AAG. At the date of closing, the only assets owned by AAG were intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a co-pack agreement entered into on the same date between the Company and Heinz. The cash used in the acquisition came from borrowings under a new five-year $100.0 million senior credit facility entered into as of the closing date among the Company, Bank One, NA and U.S. Bank NA. The new senior credit facility consists of $60.0 million of term debt and $40.0 million of revolver debt subject to certain borrowing base requirements. In addition, the Company agreed to purchase certain finished goods inventory from Heinz for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. As a result of this acquisition, the Company began to market and distribute the Budget Gourmet frozen entree product lines.

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

Competitive Strengths

     Leading Market Positions. Luigino's primarily competes in the Value price segment of the U.S. frozen entree market, where it has an 80.0% share based on unit volume. Luigino's has an 18.5% market share, based on unit volume, of the overall U.S. frozen entree market. The Company produced 76 of the top 200 frozen entrees measured by unit sales per point of distribution for the twelve weeks ended December 30, 2001. In 1992, the Company entered the Canadian market, where the Company had eight of the top ten and 18 of the top 25 best selling frozen entrees as measured by A. C. Nielsen with more than 5% distribution for the 52-week period ended December 30, 2001.

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

     Experienced and Motivated Management Team. The Company was founded in 1990 by Jeno F. Paulucci, a well-known food industry executive with over 50 years of experience. Mr. Paulucci has founded several successful food companies, including Chun King Corporation which he sold in 1967 to R.J. Reynolds Food Company and Jeno's Inc. which he sold in 1985 to The Pillsbury Co. Mr. Paulucci was the first Chairman of the Board of R.J. Reynolds Food Company (now RJR Nabisco, Inc.). Ron Bubar, the Company's President and Chief Executive Officer, who has managed production of Luigino's products since its inception, is a veteran with more than 30 years in the food industry, and has held senior management positions at The Pillsbury Co. and Jeno's Inc. A portion of senior management incentive compensation is linked to growth in EBITDA. Under management's stewardship, the Company has grown substantially since Luigino's was founded in 1990. Net sales have grown from $121.6 million in the fiscal year ended January 2, 1994 to $353.2 million in the fiscal year ended December 30, 2001, with a compound annual growth rate of 14.3%.

Business Strategy

     Increase Product Penetration. Product penetration is measured by "all commodity volume," which measures the percentage of U.S. supermarkets with annual sales exceeding $2.0 million that sell the product in question. Although Michelina's and Budget Gourmet products as a group have a broad based national distribution represented by a total 94.0% all commodity volume; the all commodity volume of many of its best selling entrees is relatively low. For example, the average all commodity volume for the Company's top ten Popular products is 58.6%. Accordingly, the Company believes it can significantly increase sales by increasing the penetration levels of Michelina's and Budget Gourmet "best sellers." The Company is implementing this strategy by focusing "slotting" expenditures on increasing penetration of these best selling items. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

     Acquisition and Introduction of New Product Lines. The acquisition of the Budget Gourmet brand, and its subsequent integration into Luigino's business, has enhanced the Company's presence in the frozen entree category. Together with the Michelina's brand, Luigino's now has a complete offering in the Value segment, meeting consumer needs for high quality, value priced frozen entrees.

     The Company has a proven ability to successfully identify new market segments and created products and line extensions to fill these niches. One of the fastest-growing segments in the frozen entree category has been the Bowls segment. These are frozen entrees packaged in round, plastic bowls, that offer consumers a new level of convenience and variety. In late 2001, Luigino's launched a completely new line of Bowls, under both the Michelina's and Budget Gourmet brands. This new product line appears to be meeting a high degree of acceptance by the trade. In addition, the Company continues to develop and introduce new items to refresh existing product lines and maintain variety.

     Develop Pizza and Snacks Business. In 1998, Luigino's began marketing products in two of the fastest growing categories of the frozen prepared food industry - frozen appetizer/snack rolls and frozen pizza. Jeno Paulucci, Luigino's founder and Chairman, was a pioneer of the frozen hot snacks concept, and his company, Jeno's, Inc., was a market share leader in the frozen pizza category and manufactured and marketed the Pizza Roll, which is still the leading single product in the appetizers and snack roll category. The Company has developed and been issued a patent on a unique crisp microwavable pizza crust concept. The Jackson, Ohio facility is fully equipped to manufacture frozen pizza and snack products and currently produces such products for sale by the Company.

     Expand International Sales. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia to build international sales while reducing the time and risk associated with entering new markets. In 2002, the Michelina's brand will be launched in Mexico and Japan, two large international markets (combined population greater than 220 million people) with a growing appetite for prepared frozen foods. The Company anticipates that Mexico, in particular, could become a growing market for the Company's products.

Industry Overview

     The U.S. supermarket industry is relatively stable with growth based on modest price and population increases. The frozen food market accounts for $24 billion of the entire supermarket industry. Frozen dinners and entrees is the single largest product category within the frozen food market, increasing 6.4% from $4.7 billion in 2000 to $5.0 billion in 2001. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households, single parent families, and an increased emphasis on leisure time.

     Luigino's primarily competes in the Value segment of the U.S. frozen entree market. Entrees are defined as all precooked, frozen, single dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal.

Products

     Entrees. Luigino's has marketed its Michelina's and Budget Gourmet brands frozen entree products under five distinct product lines.

     The Popular product line, which consists of products formerly presented as Green Label and Black Label, is targeted at quality-oriented, value-conscious consumers. The products are comprised of a variety of popular recipes using high-quality pasta and sauce and are usually accompanied by beef, chicken or seafood; the Asian entrees are marketed under the sub-brand Yu-Sing. The Popular products contributed approximately 61.9% of the net sales for the year ended December 30, 2001. These products are priced between $1.59 and $1.79, placing them in the Value segment. The following is a listing of typical Popular products available in the United States:

Macaroni & Cheese                            Macaroni & Cheese with Ham
Chicken Primavera                            Fettuccine Primavera with Chicken
Glazed Chicken                               Pepper Steak
Penne Pasta with Mushroom                    Four-Cheese Lasagna
Noodles Romanoff                             Roasted Sirloin Supreme
Italian Sausage                              Fettuccine & Meatballs in Wine Sauce
Layered Lasagna w/Meat Sauce                 Noodles Stroganoff
Fettuccine Alfredo                           Swedish Meatballs
Spaghetti Bolognese                          Noodles with Chicken, Peas & Carrots
Penne Primavera                              Cheese Ravioli
Lasagna with Meat Sauce                      Pepper Steak
Lasagna Alfredo                              Oriental Beef & Peppers
Fettuccine Alfredo w/Broccoli & Chicken      Chicken & Almonds
Macaroni & Sharp Cheddar Cheese              Chicken Chow Mein
Eggplant Parmigiano                          Garlic Chicken
Salisbury Steak                              Shrimp Fried Rice
Meatloaf                                     Pork & Shrimp Fried Rice
Layered Lasagna Pomodoro                     Sweet & Sour Chicken
Stuffed Cheese Rigatoni                      Chicken Lo Mein
Shaved, Cured Beef                           Shrimp Lo Mein
Risotto Parmigiano                           Teriyaki Beef
Chicken a la King                            Chicken Fried Rice
Macaroni & Beef                              Pork Fried Rice
Chicken Pesto                                Beef Stroganoff
Fettuccine Creamy Pesto                      Cheese Manicotti with Marinara Sauce
Black Bean Chili                             Beef Pepper Steak with Rice
Teriyaki Chicken                             French Recipe Chicken
Vegetable & Chicken Stir Fry                 Three Cheese Lasagna
Layered Lasagna with Vegetables              Glazed Turkey LF
Linguini with Clams & Sauce                  Roast Beef Supreme
Penne Pollo                                  Fettuccini & Meatballs in Wine Sauce
Lasagna Pollo                                Beef Cheddar Melt
Lasagna with Vegetables                      Pasta,Wine & Mushroom Sauce w/ Chicken
Spaghetti & Meatballs

     The Economy products, which formerly were presented as Red Label, contributed approximately 23.2% of the net sales for the year ended December 30, 2001. These products are priced $1.00 to $1.25, placing them in the Value segment. The products are generally comprised of pasta and sauce entrees. The Economy line is targeted to working singles and children. The following is a listing of typical Economy products available in the United States:

Fettuccine Carbonara                      Penne with Mushroom Sauce
Rigatoni Pomodoro                         Wheels & Cheese
Shells & Cheese with Jalapeno             Spicy Spirals
Egg Noodles Alfredo                       Chili-Mac
Macaroni & Beef                           Ziti Parmesan
Spaghetti with Tomato & Basil             Rigatoni Cr. Sauce w/ Broccoli & Chicken
Noodles `N Chicken                        4 Cheese Fettucini Alfredo
Spaghetti Marinara                        Chinese Vegetable & White Chicken
Macaroni & Cheese                         Szechwan Vegetable & Chicken
Vegetable Stir Fry                        Angel Hair Pasta w/ Tom. & Meat Sauce

Lasagna Alfredo with Broccoli             Escalloped Noodles & Turkey
Pasta Primavera Parmesan                  Lasagna with Meat Sauce
Lasagna Mozzarella                        Italian Vegetable & White Chicken with Rice
Penne Pasta with Tomatoes & Sausage       Wild Rice Pilaf with Vegetables

     The Signature products contributed approximately 5.5% of the net sales for the year ended December 30, 2001. The Signature product line is designed to be a value-priced, premium product. These products are restaurant-style recipes priced between $1.99 and $2.29. The following is a list of typical Signature products available in the United States:

Chicken Marsala w/Garlic Mashed Potatoes     Beef Burgundy with Garlic Mashed Potatoes
Sirloin Beef Peppercorn w/Egg Noodles        Shrimp Alfredo with Fettuccine
Beef Pot Roast w/Roasted Potatoes            Grilled Chicken Alfredo
Salisbury Steak & Gravy w/Shells & Cheese    Meatloaf & Gravy w/ Sour Cream Potatoes
Layered Lasagna with Meat Sauce

     The Snack products contributed approximately 3.5% of the net sales for the year ended December 30, 2001. These products are priced between $1.00 and $2.50, placing them in the Value segment. The following is a listing of typical Snack products available in the United States:

Pizza Rolls             Egg Rolls                    Single-Serve Pizzas
-----------             ---------                    -------------------
Cheese                  Shrimp                       Cheese
Hamburger               Chicken                      Pepperoni & Cheese
Pepperoni               Pork & Shrimp                Combination
Nachos                  Sweet & Sour Pork            Supreme
Combination             Szechwan Chicken
Four Meat

     The Kids products contributed approximately 5.9% of the net sales for the year ended December 30, 2001. These products are priced between $1.00 and $1.25, placing them in the Value segment. The product line is targeted to kids of all ages. The following is a listing of typical Kids products available in the United States:

Chicken Littles                         Pizza Pasta
Corn Dawgs                              That'za Pizza - Cheese
Ravin' Ravioli                          That'za Pizza - Pepperoni
Stir Crazy                              Pop'n Chicken
Socceroni                               Pepperoni Pizza Rolls
Rockin' Tacos                           Mini Apple Snack Rolls

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

     Luigino's has broad-based national presence, with Michelina's and Budget Gourmet products selling in approximately 94.0% of the U.S. supermarkets with annual sales exceeding $2.0 million.

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

     One of Luigino's ongoing marketing initiatives is the focusing of "slotting" payments to retailers to obtain additional shelf space for its proven best selling products. The Company plans and executes various promotional programs which provide price reductions from normal suggested retail prices to retail stores. These programs are for specified time periods and may be limited to geographic areas and products. They are often coupled with local and cooperative advertising campaigns to stimulate volume. Historically, the Company has not conducted any significant advertising in the United States. However, in Canada, where the Company has conducted significant advertising during the past 4 1/2 years, Michelina's brand awareness has increased from 18% in 1997 to 71% in 2001.

     International Marketing. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia. In Canada, Michelina's products are sold and distributed by Schneider Foods Inc., one of the country's largest and most prominent food producers. Wholesale sales have more than quadrupled in the past five years, exceeding $100 million (Canadian) in 2001. With a 42% share of market, Michelina's is the number one selling brand of frozen entrees in Canada.

     In Australia, under a joint marketing and exclusive distribution arrangement with H.J. Heinz Company-Australia Limited, the Company's products are marketed under the co-brands Heinz Michelina's and hold a 9.1% share of market.

     Luigino's also markets and distributes its products in Central America and the Pacific Rim. In 2002, the Company plans to expand into other international markets. See "Business Strategy-Expanded International Sales."

Competition

     The frozen food industry is highly competitive. Within the U.S. frozen food entree market, there are a number of established brands, many of which are produced and distributed by very large and diversified companies. Luigino's principal competitors are ConAgra, Inc. (Healthy Choice, Marie Callender and Banquet), Nestle Holdings, Inc. (Stouffer's and Lean Cuisine), Tyson (Jose Ole'), and H.J. Heinz Co. (Weight Watchers and Boston Market). Certain of these companies have introduced and may continue to introduce products and pricing strategies intended to compete directly with Luigino's. Other companies in the frozen food manufacturing industry may compete with Luigino's in the future, such as Mars, Inc., who introduced a line of Uncle Ben's in 1999.

     Luigino's primarily competes in the Value price segment of the frozen entree market, where the Michelina's and Budget Gourmet brands are the market share leader with an 80.0% share based on unit volume. Luigino's has 18.5% market share of the overall frozen entree market while competing with much larger companies, such as Nestle, H.J. Heinz and ConAgra. The Company believes that its greatest competitive strengths lie in brand recognition, efficient operations, quality, price and prompt delivery to meet the customer's needs.

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

     In conjunction with the acquisition of the All American Gourmet Company from Heinz Frozen Food Company on February 9, 2001, the Company acquired certain trademarks including Budget Gourmet(TM) and Value Classics(TM).

     Luigino's considers its trademarks and patents to be of significant importance in its business. The Company is not aware of any circumstances that would negatively impact its intellectual property, however, future litigation by Luigino's could be necessary to enforce the trademark or patent rights or to defend Luigino's against claimed infringement of the rights of others. Adverse determinations in any of these proceedings could have a material adverse effect on the Company's business.

Employees

     Luigino's has approximately 1,272 employees, of whom 151 are engaged in production and distribution in Duluth, 883 are engaged in production and distribution in Jackson, and 238 are involved in management, administration and field support. As of December 30, 2001, approximately 1,034 of Luigino's employees at the Duluth, Minnesota and Jackson, Ohio facilities were represented by collective bargaining agreements with the United Food and Commercial Workers Union. The Duluth agreement expires in July 2003, and the Jackson agreement expires in March 2006. Although Luigino's considers employee relations generally to be good and has not experienced any strikes or work stoppages in the past, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on the Company's business. The Company cannot be certain that when the existing collective bargaining agreements expire, new agreements will be reached without union action or that any new agreements will be on terms satisfactory to the Company.

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

Item 2. Properties

     The Company maintains office and production facilities as follows: (a) approximately 40,280 feet of office space is leased by the Company in Duluth, Minnesota; (b) approximately 80,000 square feet of production, storage and office space is owned by the Company in Duluth, Minnesota; (c) approximately 35,000 square feet of warehouse space is owned by the Company in Duluth, Minnesota; (d) approximately 375,000 square feet of production and storage space is leased by the Company in Jackson, Ohio; (e) approximately 52,000 square feet of freezer space is owned by the Company and is located on property partially owned by the Company and partially leased from the City of Jackson, Ohio; (f) approximately 6,000 square feet of office space is leased by the Company in Sanford, Florida; and (g) approximately 3,600 square feet of office space is leased by the Company in Minneapolis, Minnesota.

     On June 25, 1999, the Company announced that the State of West Virginia intends to construct and lease to the Company a 230,000 square foot production facility in Parkersburg, West Virginia, located approximately 75 miles from Jackson, Ohio. The facility will provide the Company with increased production capacity. The Company currently is negotiating the lease with the West Virginia Economic Development office. No start date for construction has been set. Once construction begins, it will be 18-20 months before occupancy.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     There is no established public trading market for the Company's common stock. The Company's 10% Senior Subordinated Notes Due 2006 (the "Notes") have been registered pursuant to the Securities Act of 1933. The Notes are not listed on a securities exchange nor quoted on an automated quotation system. The Company made no dividend distributions to its stockholders during the fiscal year 2000. The Company made dividend distributions to its stockholders of $8.1 million in January 2002 to cover stockholders' tax liabilities for fiscal 2001.

Item 6. Selected Financial Data

     The following selected financial information should be read in conjunction with the Financial Statements and related Notes to Financial Statements on pages F-1 through F-7 of this report. The income statement data and balance sheet data presented below as of and for the fiscal years ended December 30, 2001, December 31, 2000, January 2, 2000, January 3, 1999, and January 4, 1998 have been derived from the financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                            Fiscal Years Ended
                                     ------------------------------------------------------------------
                                     December 30,   December 31,   January 2,   January 3,   January 4,
                                         2001           2000          2000         1999         1998
                                     ------------   ------------   ----------   ----------   ----------
                                                          (Dollars in thousands)
Income Statement Data:
Net sales                             $ 353,219      $ 271,143      $ 251,976    $ 210,991    $ 207,308
Costs of goods sold                     205,943        160,453        148,097      118,334      116,820
                                      ---------      ---------      ---------    ---------    ---------
    Gross profit                        147,276        110,690        103,879       92,657       90,488

Selling and promotional expenses         78,454         65,591         71,009       47,540       47,485
General and administrative expenses      36,847         26,061         24,536       21,272       20,490
Reserve for plant impairment (a)             --             --           (776)       5,172           --
                                      ---------      ---------      ---------    ---------    ---------
Total operating expenses                115,301         91,652         94,769       73,984       67,975
                                      ---------      ---------      ---------    ---------    ---------
Operating income                         31,975         19,038          9,110       18,673       22,513

Interest expense                        (16,634)       (13,299)       (12,323)      (6,509)      (6,476)
Interest income                             435            373            379          436          786
Other income (expense), net                (107)           543            168          235          180
                                      ---------      ---------      ---------    ---------    ---------
Net income (loss)                     $  15,669      $   6,655      $  (2,666)   $  12,835    $  17,003
                                      =========      =========      =========    =========    =========

Balance Sheet Data:
Working capital (deficit)             $    (737)     $  15,215      $   4,067    $    (493)   $   5,604
Total assets                            223,693        148,968        152,608      124,521      101,337
Total debt                              162,446        119,398        120,427       85,534       66,764
Stockholders' equity (deficit)        $   6,847      $    (748)     $  (7,403)   $  10,263    $  10,627

(a) Represents a non-cash charge of $4,722 and estimated cash expenditures of $450 incurred in connection with the impairment of assets related to a potential plant facility located in Hibbing, Minnesota. In 1999, the Company received a cash settlement of $776.

     Certain amounts in the selected financial data for fiscal years 1999, 1998, and 1997 have been reclassified to conform with the fiscal years 2001 and 2000 presentation. These reclassifications had no effect on stockholders' equity (deficit) or net income (loss).

Item 7. Management's Discussion and Analysis

Significant Accounting Policies

     Our significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in Item 8 of this Form 10-K. The following is a brief discussion of the more significant accounting policies and methods employed by the Company.

     Revenue Recognition and Promotional Expenses. The Company recognizes revenues upon shipment of product to its customers. In conjunction with these revenues the Company records estimated accruals for trade sales promotional expense, new product introduction fees, and feature price discounts. The Company has historically classified certain costs covered by the provisions of Issue No. 00-14 and 00-25 as promotional expenses within selling and promotional expenses. However, new accounting and guidance issued by the EITF requires that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The Company will adopt this accounting guidance in the first quarter 2002. Based on historical information, annual net sales as currently reported will be reduced by approximately 16%. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

     Depreciable Lives. Property, plant and equipment are stated at cost. Additions and improvements that extend the life of an asset are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided principally using the straight-line method based upon an estimated useful life of 20 to 40 years for buildings and leasehold improvements, 5 to 10 years for machinery and equipment and 3 to 10 years for office equipment. Property, plant and equipment, and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgement.

     Impairment of Goodwill or Other Intangible Assets. At December 30, 2001, the Company had $68.4 million of goodwill and other intangible assets, accounting for approximately 31% of the Company's total assets. The Company periodically evaluates the acquired business for potential impairment indicators. The Company's judgement regarding the existence of impairment indicators is based on market conditions and future expected cash flows of the acquired business. Future events could cause the Company to conclude that impairment indicators exist and the goodwill and other intangible assets acquired are impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and operational performance.

     The following discussion of the financial condition and results of operations of Luigino's should be read in conjunction with the Company's Financial Statements and Notes thereto.

Results of Operations

     The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of sales.

                                                         Fiscal Years Ended
                                        -------------------------------------------------------
                                        December 30, 2001   December 31, 2000   January 2, 2000
                                        -----------------   -----------------   ---------------
Net Sales .........................           100.0 %             100.0 %            100.0 %
Cost of Goods Sold ................            58.3                59.2               58.8
                                              -----               -----              -----
      Gross Profit ................            41.7                40.8               41.2

Operating (Income) Expenses:
      Selling and promotional .....            22.2                24.2               28.2
      General and administrative ..            10.4                 9.6                9.7
      Reserve for plant impairment               -                  --                (0.3)
                                              -----               -----              -----
      Total operating expenses ....            32.6                33.8               37.6

      Operating income ............             9.1                 7.0                3.6

Other Income (Expense):
      Interest expense ............            (4.7)               (4.9)              (4.8)
      Interest income .............             0.1                 0.1                0.1
      Other, net ..................               -                 0.2                0.1
                                              -----               -----              -----
           Total other expense, net            (4.6)               (4.6)              (4.6)
                                              -----               -----              -----
Net Income (Loss) .................             4.5 %               2.4 %             (1.0)%
                                              -----               -----              -----

Fiscal Year 2001 compared to Fiscal Year 2000

     Net Sales. The following table shows the Company's net sales by product line and the percentage change from prior year.

                                      Fiscal Years Ended
                              -------------------------------------   Percentage
                              December 30, 2001   December 31, 2000     Change
                              -----------------   -----------------   ----------
                                    (Dollars in thousands)

Popular ....................           $218,516            $188,305       16.0%
Economy ....................             81,879              32,449      152.3
Signature ..................             19,548              27,039      (27.7)
Snacks .....................             12,517              14,475      (13.5)
Kids .......................             20,759               8,875      133.9
                                       --------            --------       ----
                                       $353,219            $271,143       30.3%
                                       ========            ========       ====

     Total net sales increased 30.3% or $82.1 million to $353.2 million in 2001 from $271.1 million in 2000. Net sales in the Popular and Economy product lines increased $30.2 million and $49.4 million respectively, due primarily to the acquisition of AAG. Signature and Snacks net sales decreased $7.5 million and $2.0 million respectively, due to decreased distribution. Net sales in the Kids product line increased $11.9 million due to distribution gains.

     Canadian sales contributed $40.0 million or 11.3% to net sales for fiscal 2001 compared to $34.6 million or 12.8% for fiscal 2000. This increase in net sales is primarily the result of the introduction of Kids product line in Canada, as well as the continued growth of all the other product lines in Canada.

     Volume increases were recorded in the Popular and Economy product lines, primarily due to the acquisition of AAG and in the Kids product line due to distribution gains. These increases were partially offset by volume decreases in Signature and Snacks. Price increases were recorded in the Popular, Economy and Signature product lines. Decreases were recorded in Snacks and Kids. The following table reflects the percentage change in sales attributable to the changes in volume and the change in selling price by product line.

                                                   Fiscal Years Ended
                                    December 30, 2001 compared to December 31, 2000
                                 ------------------------------------------------------
                                    Percentage             Percentage
                                 Increase (Decrease)   Increase (Decrease)   Percentage
                                   in Sales due to       in Sales due to       Change
                                    Volume Change        Price Change         in Sales
                                 -------------------   -------------------   ----------

Popular ......................                11.8%                  4.2%        16.0%
Economy ......................               139.7                  12.6        152.3
Signature ....................               (45.0)                 17.3        (27.7)
Snacks .......................               (12.0)                 (1.5)       (13.5)
Kids .........................               141.1                  (7.2)       133.9
                                             -----                  ----        -----
                                              30.0%                  0.3%        30.3%
                                             =====                  ====        =====

     Gross Profit. Gross profit in 2001 increased 33.1% or $36.6 million to $147.3 million. This increase in gross profit is primarily the result of the acquisition of AAG. The gross margin increased to 41.7% of net sales in fiscal 2001 as compared to 40.8% in fiscal 2000. The margin improvement is primarily the result of the price increase implemented in January 2001.

     Selling and Promotional Expense. Selling and promotional expenses increased $12.9 million or 19.6% to $78.5 million in 2001. This increase is the result of higher promotional expenses, $16.8 million primarily on products related to the acquisition of AAG, offset by a $2.8 million reduction in advertising expense and a $1.1 million reduction in slotting expense.

     General and Administrative Expense. General and administrative expenses increased $10.8 million or 41.4% to $36.8 million in 2001. This increase was due primarily to higher amortization of $7.8 million in intangible assets associated with the acquisition of AAG; increased spending of $1.5 million to support the integration of AAG; and $1.5 million increase in general spending.

     Operating Income. Operating income increased $13.0 million in 2001 or 68.4% to $32.0 million. As a percentage of net sales, operating income increased to 9.1% of net sales in 2001, as compared to 7.0% in 2000. This increase in operating income is primarily the result of the acquisition of AAG.

     Interest Expense. Interest expense for 2001 increased $3.3 million to $16.6 million as compared to $13.3 million in 2000. This increase was the result of the increase in senior debt associated with the acquisition of AAG.

     Interest Income. Interest income was $0.4 million for both 2001 and 2000.

     Other Income (Expense). Other expense for 2001 was $0.1 million as compared to other income of $0.5 million in 2000.

     Net Income. For reasons stated above, net income increased $9.0 million to $15.7 million in 2001. As a percentage of net sales, net income increased to 4.5% in 2001 compared to 2.4% of net sales in 2000.

Fiscal Year 2000 compared to Fiscal Year 1999

     Net Sales. The following table shows Luigino's net sales by product line and the percentage change from prior year.

                                       Fiscal Years Ended
                               -----------------------------------   Percentage
                               December 31, 2000   January 2, 2000    Change
                               -----------------   ---------------   ----------
                                       (Dollars in thousands)

Popular ....................            $188,305          $167,319       12.5%
Economy ....................              32,449            35,562       (8.8)
Signature ..................              27,039            33,486      (19.3)
Snacks .....................              14,475            15,609       (7.3)
Kids .......................               8,875                --      100.0
                                        --------          --------        ---
                                        $271,143          $251,976        7.6%
                                        ========          ========        ===

     Total net sales increased 7.6% or $19.1 million to $271.1 million in 2000 from $252.0 million in 1999. The net sales increase is attributed to the launch of the Kid Meal product line resulting in $8.9 million in net sales combined with the continued growth of Popular product line in the United States and Canadian markets with net sales increasing $17.5 million and $3.5 million, respectively. These increases were partially offset by decreases in Economy, Signature and Snacks net sales of $3.1 million, $6.4 million and $1.1 million respectively due to decline in distribution.

     Canadian sales contributed $34.6 million or 12.8% to net sales for fiscal 2000 compared to $30.0 million or 11.9% for fiscal 1999. Canadian sales have benefited from the continued growth in the frozen entree market, new product introduction and continued advertising.

     Volume increases were recorded in Popular, Snacks and Kids. These increases were partially offset by a volume decrease in Economy and Signature. Price increases were recorded in Popular and Economy lines. Decreases were recorded in Signature and Snacks. The table below shows the percentage change in sales attributable to the change in selling prices and the change in volume by product line.

                                                   Fiscal Years Ended
                                    December 30, 2001 compared to December 31, 2000
                                 ------------------------------------------------------
                                    Percentage             Percentage
                                 Increase (Decrease)   Increase (Decrease)   Percentage
                                   in Sales due to       in Sales due to       Change
                                    Volume Change        Price Change         in Sales
                                 -------------------   -------------------   ----------

Popular ......................                10.7%                  1.8%        12.5%
Economy ......................                (9.3)                  0.5         (8.8)
Signature ....................               (18.6)                 (0.7)       (19.3)
Snacks .......................                 2.7                 (10.0)        (7.3)
Kids .........................               100.0                    --        100.0
                                             -----                  ----        -----
                                               7.3%                  0.3%         7.6%
                                             =====                  ====        =====

     Gross Profit. Gross profit in 2000 increased 6.5% or $6.8 million from $103.9 million in fiscal 1999. The increase in gross profit is the result of the increase in overall sales levels. The gross margin decreased to 40.8% of net sales from 41.2% in fiscal 1999. The decrease was primarily due to a higher concentration of lower margin Canadian sales.

     Selling and Promotional Expense. Selling and promotional expense for 2000 decreased $5.4 million or 7.6% to $65.6 million. The decrease resulted primarily from a $9.4 million decrease in slotting expenses and a $3.2 million reduction in advertising expenses, partially offset by an increase in trade promotion and freight expenses of $5.4 million and $0.7 million respectively, due to higher sales, a $0.7 million increase in management fees from the vending business, and an increase in general spending.

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

     Net Income (Loss). For the reasons stated above, the net income increased $9.3 million to $6.7 million in 2000, compared to a ($2.7) million loss in 1999.

Liquidity and Capital Resources

     As of December 30, 2001, the Company had no outstanding amount on the $40.0 million line of senior revolving credit with Bank One, NA. The cash balance as of December 30, 2001 was $3.4 million compared to $0.3 million as of December 31, 2000.

     In connection with the acquisition of AAG on February 9, 2001, the Company entered into a $100 million senior credit facility with Bank One, N.A. and US Bank, N.A. including: (a) a $60.0 million term loan which has outstanding balance of $55,000 as of December 30, 2001, with remaining maturity for each of the four fiscal years subsequent to December 30, 2001 of $10,000, $15,750, $13,250 and $16,000, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

     The Senior Subordinated Notes are due February 1, 2006 and may be redeemed by the Company for a premium after March 1, 2003. The Notes do not serve as a continued source of liquidity. The Company will need to obtain new sources of funding to repay the Notes and to provide liquidity when the Notes come due in 2006. The Company's sole source of short-term liquidity from borrowings is a $40 million revolving credit facility with Bank One, N.A. and US Bank, N.A. that expires in 2005.

     Under terms of the debt agreements, the Company must meet certain financial and nonfinancial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios, such as fixed charge coverage ratio, senior and total leverage ratios. Certain covenants also require minimum employment levels at specified locations by specified dates, require certain reporting; place limitations on stock ownership, additional indebtedness, capital expenditures and cash dividends; and the movement of assets and operations. As of December 30, 2001, the Company was in compliance with all such covenants.

     Fiscal Year 2001 compared to Fiscal Year 2000.

     Operating Activities. The Company generated $40.0 million of cash flow from operating activities during 2001, compared to $8.5 million in 2000. The $31.5 million increase in cash flow from operations was the result of the increase in net income of $9.0 million; the increase in depreciation and amortization of $8.6 million, due primarily to the acquisition of AAG, and the $13.9 million increase in cash provided by working capital.

     Investing Activities. Investing activities used $79.7 million in 2001 as compared to $7.5 million in 2000. This increase was primarily caused by the acquisition of AAG on February 9, 2001 for $66.6 million; purchase of machinery and equipment increased $5.1 million in 2001 from 2000; and purchases of other assets increased $0.5 million.

     Financing Activities. Financing activities provided $42.8 million of cash in 2001 as compared to $0.8 million of cash used in financing activities in 2000. The Company obtained $66.6 million of cash for the acquisition of AAG through borrowings under a $100.0 million senior credit facility.

     Fiscal Year 2000 compared to Fiscal Year 1999.

     Operating Activities. The Company generated $8.5 million of cash flow from operating activities during 2000, compared to $8.7 million in 1999. The $0.2 million decline in cash flow from operations was the result of increased use of cash for working capital of $11.7 million partially offset by cash generated from the increase in net income of $9.3 million and the increase in depreciation and amortization of $2.2 million.

     Investing Activities. Investing activities used $7.5 million in 2000 compared to $29.8 million in 1999. The decrease is the result of the reduction in machinery and equipment purchases.

     Financing Activities. Financing activities used $0.8 million in cash in 2000 compared to $20.1 million generated in 1999. Fiscal 2000 uses are the result of a reduction in debt of $1.0 million.

     2002 Planned Expenditures.

     As a part of the Company's strategic growth plan, the Company is budgeting approximately $11.4 million in slotting expenses in 2002 to introduce new products and increase product penetration. The Company estimates that its overall capital expenditures in 2002 will be approximately $8.0 million. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

     The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-corporation. As such, AAG will be responsible for federal, state and foreign taxes.

     Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to affect any such refinancing on commercially reasonable terms or at all.

Commitments and Contingencies

     The Company has long-term debt commitments as described in Note 4 to the consolidated financial statements. The facility includes senior subordinated notes due February 1, 2006, notes payable to bank under the credit agreement, and notes payable to government bodies.

     Additionally, the Company leases warehouse and office space, equipment and certain items under noncancelable operating leases.

     The Company also entered into purchase commitments on tomatoes to secure stable prices over a period of two years.

     As part of the acquisition of AAG, the Company entered into a two-year co-pack agreement with Heinz Frozen Food Company. The agreement expires on February 9, 2003.

                                              Payments Due By Period
                                                  (in millions)

                                              Less than                            After
Contractual Cash Obligations        Amount     1 year     1-3 years   4-5 years   5 years
----------------------------       --------   ---------   ---------   ---------   -------
Long-term debt ..... ...........   $  162.4    $ 10.5       $ 29.9     $ 116.9     $  5.1
Operating leases ... ...........        1.2       0.7          0.3         0.1        0.1
Purchase obligations ...........        4.4       1.9          2.5          --         --
Co-pack contract ... ...........       36.8      33.0          3.8          --         --
                                   --------   ---------   ---------   ---------   -------
                                   $  204.8    $ 46.1       $ 36.5     $ 117.0     $  5.2
                                   ========   =========   =========   =========   =======

     The Company has guaranteed a $2.0 million note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Recent Accounting Pronouncements

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

     In January 2001, the EITF reached consensus on Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Issue 00-22 requires that certain volume-based cash rebates to customers currently recognized as selling and promotional expenses be classified as a reduction of sales. The consensus was effective for the first part of 2001 and was not material to the Company's consolidated financial statements.

     In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of certain sales incentives, including discounts, coupons, and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and delayed the implementation date of Issue No. 00-14 to coincide with the January 1, 2002 effective date of Issue No. 00-25. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The Company will adopt this accounting guidance in the first quarter of 2002.

     The Company has historically classified certain costs covered by the provisions of Issues No. 00-14 and 00-25 as promotional expenses within selling and promotional expenses. The Company is continuing to evaluate the impact of the new accounting guidance and expects that certain costs historically recorded as selling and promotional expenses will be reclassified as a reduction of sales. Based on historical information, annual net sales as currently reported will be reduced by approximately

16%. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. With the adoption of this accounting change the Company expects the results of operations will be impacted favorably by approximately $3.2 million in fiscal 2002. The Company is in the process of completing its analysis of testing for goodwill impairment.

Related Party Transactions

     Luigino's has advanced an aggregate of $14.2 million to Jeno F. Paulucci under a promissory note dated November 2, 1997 from Mr. Paulucci, which matures January 15, 2006. Of this amount, $5.0 million was outstanding at December 30, 2001. Amounts due under the shareholder note bear interest at the prime rate payable quarterly with annual amortization of a portion of principal. The prime rate was 4.75% at December 30, 2001. Luigino's is not obligated to make additional advances under the shareholder note.

     Luigino's leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are Jeno
F. Paulucci and Michael J. Paulucci, and the limited partners are Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci, and trusts for their respective benefit. Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci are the children of Jeno F. Paulucci. When the interests of each of these children are aggregated with their respective trust interests, the ownership interest of the partners in Etor Properties are divided as follows:
Michael J. Paulucci, approximately 60.0%, Cynthia J. Soderstrom, approximately 20.0%; and Gina J. Paulucci, approximately 20%. Jeno F. Paulucci has less than a 1.0% ownership in Etor Properties. The lease under which the Duluth office facility is currently occupied became effective on January 1, 2000 for a three-year initial term. Luigino's has an option to extend the lease for an additional two years, provided that Luigino's is not in default upon expiration of the initial term. The annual rent payments under the lease were $334,000 in 2001, $289,649 in 2000, and $252,025 in 1999 and will be $361,000 in 2002, payable in monthly installments. If the lease is extended at Luigino's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

     During fiscal 2001, 2000, and 1999 Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided Luigino's various consulting and administrative support services. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 2001, 2000, and 1999 were $4.1 million, $3.6 million and $3.2 million, respectively.

     Mr. Paulucci and his wife, Lois Paulucci, have personally guaranteed the payment of some of the Company's debt, of which a balance of $7.4 million was outstanding as of December 30, 2001. These guarantees continue in force until all indebtedness to the various creditors have been paid in full. Mr. and Mrs. Paulucci received no consideration from Luigino's for these guarantees.

     From time to time Luigino's makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. Luigino's paid Mr. Paulucci $280,000, $260,000 and $265,000 for such use in fiscal 2001, 2000, and 1999, respectively.

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

     The Company's subsidiary, AAG, is a Corporation. As such, AAG will be responsible for federal, state and foreign taxes.

     In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement as currently amended, SSCI manages the Company's vending business at the rate of 25.0% of all sales of the Company's products sold through vending machines managed by SSCI for the Company per each four week period. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company packs certain products for SSCI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SSCI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company is paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay to the Company a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. For the fiscal year ended December 30, 2001, no amount was due the Company under this agreement.

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

     Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. As of December 30, 2001, the Company had no interest rate derivative agreements. The Company's percentage of fixed rate debt to total debt was 66.1% at December 30, 2001. A 1% change in variable interest rates would have caused a $0.6 million increase in interest expense associated with variable debt in fiscal 2001.

     Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors. A 1% increase in our top two commodities purchased, dairy and beef products, would have resulted in higher cost of goods sold of $0.5 million.

     Foreign Exchange Rates. The Company has some exposure to foreign exchange rate fluctuations in Canada and Australia. This risk is mitigated by the fact that the Company sells its products to its Canadian and Australian joint marketing arrangement partners in U.S. dollars. The Company's exchange rate risk is then limited to the profit sharing portion of the joint marketing arrangements. The impact of exchange rate fluctuations has not been significant historically.

Item 8. Consolidated financial statements and supplementary data

The following financial statements are filed as part of this report.
Index to Consolidated Financial Statements.................................F-1
Report of independent public accountants...................................F-2
Consolidated Balance Sheets as of December 30, 2001 and
    December 31, 2000......................................................F-3
Consolidated Statements of Operations for the Fiscal Years Ended
    December 30, 2001, December 31, 2000, and January 2, 2000 .............F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended
    December 30, 2001, December 31, 2000, and January 2, 2000 .............F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal
    Years Ended December 30, 2001, December 31, 2000, and
    January 2, 2000........................................................F-6
Notes to Consolidated Financial Statements.................................F-7

Item 9. Changes in and Disagreements with Accountants

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table provides information with respect to Luigino's directors and executive officers.

Name                        Age             Title
----                        ---             -----
Ronald O. Bubar.............60              President, Chief Executive Officer
                                            and Director

Thomas W. Knuesel...........54              Chief Financial Officer

Joel Conner.................50              Senior Executive Vice President of
                                            Marketing and International Sales

Charles W. Pountney.........42              Executive Vice President of Sales

James C. Reed...............49              Executive Vice President of
                                            Operations

Jeno F. Paulucci............83              Chairman of the Board

Nicholas A. Pope............53              Director

Joe C. Hall.................52              Director

Lois M. Paulucci............79              Director

Larry W. Nelson.............51              Director

Jack H. Helms...............49              Director

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

     James C. Reed joined Luigino's as the Executive Vice President, Operations in September of 2001. Mr. Reed has over 30 years experience in the Food Processing Industry. Prior to joining the Company, he was Executive Vice President, Chief Operating Officer of Empire Kosher Poultry in Mifflintown, Pennsylvania. Before joining Empire, Mr. Reed spent ten years with Con-Agra in various senior level management positions.

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

     Nicholas A. Pope was elected as a director of Luigino's in November 2001. Mr. Pope is the managing partner in the Orlando, Florida law firm of Lowndes, Drosdick, Doster, Kantor & Reed, PA.

     Joe C. Hall was elected as a director of Luigino's in February 2001. Mr. Hall has 26 years of grocery industry experience and most recently held the title President and Chief Operating Officer of Food Lion LLC.

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

     Jack H. Helms was re-elected as a director in November 2001, after previously serving as a director of the Company from January 1999 to January 2001. Mr. Helms joined Goldsmith, Agio, Helms and Company in 1987 and has served as President and Chief Operating Officer since 1992. He also serves on the Board of Directors of Applebees International Inc., Goldsmith, Agio, Helms Securities Co. and Agio Capital Mgmt. LLC.

Item 11. Executive Compensation

     The following table shows the cash compensation paid in the last fiscal year to or accrued for the Chairman and the four highest paid executive officers of Luigino's whose salary and bonus earned in 2001 exceeded $100,000.

                                               Annual Compensation
                                               -------------------
                                                               Other
                                                               -----
                                                               Annual         All Other
                                                               ------         ---------
                               Year    Salary     Bonus     Compensation     Compensation
                               ----   --------   --------   ------------     ------------
Jeno F. Paulucci               2001   $     --   $     --     $250,000 (1)     $       --
    Chairman                   2000   $     --         --     $250,000 (1)     $       --
                               1999   $     --   $     --     $250,000 (1)     $       --

Ronald O. Bubar                2001   $474,231   $400,000     $  5,100 (2)     $1,300,000 (3)
    President and Chief        2000   $359,327   $360,000     $  5,100 (2)     $1,300,000 (3)
    Executive Officer          1999   $322,596   $300,000     $  4,800 (2)     $1,300,000 (3)

Joel Conner                    2001   $244,039   $240,000     $  5,100 (2)     $       --
    Senior Executive Vice      2000   $231,088   $225,000     $  5,100 (2)     $       --
    President of Marketing     1999   $209,616   $200,000     $  4,800 (2)     $       --
    and International Sales

Charles W. Pountney            2001   $225,289   $230,000     $  5,100 (2)     $       --
    Executive Vice President   2000   $187,481   $150,000     $  5,100 (2)     $   32,759 (4)
    of Sales                   1999   $ 93,462   $ 60,000     $  2,804 (2)     $       --

Thomas W. Knuesel              2001   $161,923   $160,000     $  4,858 (2)     $       --
   Chief Financial Officer     2000   $ 15,385   $     --     $     --         $       --
                               1999   $     --   $     --     $     --         $       --

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

(3) Payments under Executive Compensation Plans. See "Consulting and Employment Agreements."

(4)  Payment made for relocation expenses.

Consulting and Employment Agreements

     Luigino's and Paulucci International, Ltd., Inc., a Subchapter S corporation wholly owned by Jeno F. Paulucci, are parties to a consulting agreement, dated January 1, 1999, under which Paulucci International provides consulting services to Luigino's, as described in the paragraph below, relating to the frozen entree and frozen snack food businesses. Under the terms of the consulting agreement, Paulucci International is currently paid an annual fee of $4.4 million and is reimbursed for its actual out-of-pocket expenses incurred in rendering these services. The Company paid Paulucci International $4.0 million under the consulting agreement in 2001 and $3.6 million under a similar consulting agreement in

2000. Paulucci International distributed $3.0 million and $2.6 million to Mr. Paulucci in his capacity as sole shareholder of Paulucci International in 2001 and 2000, respectively. The current consulting agreement has a seven-year term, but may be terminated by either party after two years upon 90 days notice. If the consulting agreement is terminated by Luigino's, a termination fee is payable to Paulucci International equal to the prior twelve month's consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

     Paulucci International provides the following services to Luigino's under the terms of the consulting agreement:

     . Prepare marketing and advertising strategies for building brand awareness.

     . Establish and maintain relationships with major customers of Luigino's.

     . Identify new market opportunities in frozen foods and related food segments of the industry.

     . Create new product ideas or lines and assist in researching and developing them.

     . Develop strategies for increasing the penetration / distribution of existing products.

     .    Services relating to international expansion, including:

          . Product and packaging identification, production and distribution;

          . Negotiate agreements with third parties for production, marketing and distribution;

          .    Examine potential plant sites and related financing options.

     . Services relating to expansion of existing domestic plants or identification of potential new plant sites and related financing options.

     .    Monitor product quality.

     . Formulate organizational structure for all departments including, administrative, operations, international and sales and marketing.

     . Services relating to corporate transactions including legal, tax, financing and others that may affect the company's shareholders.

     . Services relating to corporate aircraft acquisitions, maintenance and staffing.

     . Various other services relating to the business, including marketing, financing, taxes, insurance and legal.

     Mr. Bubar serves as President and Chief Executive Officer of Luigino's under an employment agreement which was extended by Luigino's in 2001 and is in effect until December 2003, subject to early termination or extensions thereunder. Mr. Bubar receives an annual salary of $525,000 during the term of the agreement and receives a bonus in the amount of 75.0% to 100.0% of his base salary based on earnings criteria. The employment agreement provides for an 18-month non-competition covenant upon termination of the agreement. In addition, Mr. Bubar is paid an incentive compensation under the Company's executive compensation plans, for which he received $1,300,000 in fiscal 2001 and fiscal 2000. The other officers of Luigino's are also party to incentive agreements that link a portion of their future compensation to EBITDA.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Luigino's has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are non-voting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by Jeno F. Paulucci, the founder and Chairman of the Board of Luigino's. The 900 shares of non-voting stock, all of which are issued and outstanding, are beneficially owned by Mr. Paulucci and his wife, one of his adult children, and trusts established for the benefit of such adult children and their children. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole investment power with respect to all shares of Luigino's common stock shown as beneficially owned by them. The shares shown in the table are non-voting shares. The individuals and entities who beneficially own more than 5.0% of the outstanding non-voting shares are as follows:

                                                                                  Non-voting Shares
                                                                                  Beneficially Owned
                                                                                  ------------------

Shareholders                                                                      Number     Percent
------------                                                                      ------     -------
Jeno F. Paulucci         .......................................................    300         33

Trust for the primary benefit of................................................    120         13
Lois M. Paulucci (1)

Michael J. Paulucci (2)  .......................................................     80          9

Trusts for the benefit of.......................................................     80          9
Michael Paulucci and his children (1) (2)
c/o MJP Management
525 Lake Avenue South
Duluth, Minnesota 55802

Trusts for the benefit of.......................................................    160         18
Cynthia J. Soderstrom and her children (1)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

Trusts for the benefit of.......................................................    160         18
Gina J. Paulucci (1) (3)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

----------
(1) Each of these trusts has two trustees, and the trustees share investment power. William Hippee is one of the trustees of each of these trusts. The other trustee is one of Larry Nelson, Larry Scanlon or Larry Johnson.

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

Item 13. Certain Relationships and Related Transactions

Shareholder Control Agreement

     The holders of the common stock of Luigino's have executed a shareholder control agreement which removes from the board of directors of Luigino's, and vests in the holders of its voting common stock, presently Mr. Paulucci, the sole power to make decisions with respect to the management and affairs of Luigino's that would normally be made by the board of directors. The agreement does not remove from the board of directors its authority to accept or reject any agreements between Luigino's and any of its shareholders and other affiliates that are not entered into on arms-length terms. Luigino's may not take any of the actions listed below without the approval of Mr. Paulucci, notwithstanding that no vote may be required, or that a lesser percentage vote may be specified by law, by the articles of incorporation or bylaws of
Luigino's:

     . amend its articles of incorporation, bylaws or any other charter document;

     . issue any equity security, including any security convertible into or exercisable or exchangeable for any equity security;

     . redeem or otherwise acquire shares of its capital stock or warrants or options for its capital stock;

     . declare dividends or make other distributions on its capital stock except dividends and distributions from or to a wholly-owned subsidiary of Luigino's;

     . sell or otherwise dispose of any assets except dispositions of : (1) inventory in the ordinary course of business, and (2) assets with a fair market value of less than $100,000 in any fiscal year;

     . enter into any agreement which prohibits any subsidiaries to pay dividends or distributions to Luigino's or otherwise to transfer assets or engage in transactions with Luigino's;

     . recapitalize or change its capital structure which would result in a change in control from one person to another person of the power to vote any of the securities for the election of directors of Luigino's or otherwise having voting power to direct management policies of Luigino's;

     .    voluntarily dissolve or liquidate;

     .    have a subsidiary which is not wholly-owned by Luigino's;

     .    change its business in any material respect;

     . voluntarily subject any of its assets to any lien or encumbrance, except permitted encumbrances and (1) accounts payable and accrued expenses incurred in the ordinary course of business, (2) encumbrances under the note indenture, or (3) encumbrances under the new credit agreement;

     . acquire any securities or assets of any other person, except for acquisitions of supplies and equipment in the ordinary course of business;

     . make capital expenditures or commitments for additions to property, plant or equipment constituting capital assets which individually are more than $50,000 or in the aggregate are more than $100,000 in any 12-month period;

     .    enter into joint ventures or partnerships;

     . incur any indebtedness, including capitalized leases, except (1) accounts payable and accrued expenses incurred in the ordinary course of business, (2) indebtedness under the note indenture, or (3) indebtedness under the new credit agreement;

     .    adopt any employee benefit or incentive plan;

     . enter proceedings under Title 11 of the United States Code or any other federal or state bankruptcy or similar law;

     . remove, appoint and elect members of the board of directors, including filling vacancies.

     The provisions listed above are a summary of the terms of the shareholder control agreement filed as an exhibit to the Company's S-4 Registration Statement filed with the Security and Exchange Commission on April 19, 1999. This summary is qualified in its entirety by reference to the agreement.

Other Related Transactions

     Luigino's has advanced an aggregate of $14.2 million to Jeno F. Paulucci under a promissory note dated November 2, 1997 from Mr. Paulucci, which matures January 15, 2006. Of this amount, $5.0 million was outstanding at December 30, 2001. Amounts due under the shareholder note bear interest at the prime rate payable quarterly with annual amortization of a portion of principal. The prime rate was 4.75% at December 30, 2001. Luigino's is not obligated to make additional advances under the shareholder note.

     Luigino's leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are Jeno
F. Paulucci and Michael J. Paulucci, and the limited partners are Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci, and trusts for their respective benefit. Michael J. Paulucci, Cynthia J. Soderstrom and Gina J. Paulucci are the children of Jeno F. Paulucci. When the interests of each of these children are aggregated with their respective trust interests, the ownership interests of the partners in Etor Properties are divided as follows:
Michael J. Paulucci, approximately 60.0%; Cynthia J. Soderstrom, approximately 20.0%; and Gina J. Paulucci, approximately 20.0%. Jeno F. Paulucci has less than a 1.0% ownership interest in Etor Properties. The lease under which the Duluth office facility is currently occupied became effective on January 1, 2000 for a three-year initial term. Luigino's has an option to extend the lease for an additional two years, provided that Luigino's is not in default upon expiration of the initial term. The annual rent payments under the lease were $334,000 in 2001, $289,649 in 2000, and $252,025 in 1999 and will be $361,000 in 2002, payable in monthly installments. If the lease is extended at Luigino's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

     As described above in Item 11 under the heading "Consulting and Employment Agreements," during fiscal 2001, 2000, and 1999 Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided Luigino's various consulting and administrative support services. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 2001, 2000, and 1999 were $4,054,000, $3,616,666, and
$3,168,225, respectively.

     Mr. Paulucci and his wife, Lois Paulucci, have personally guaranteed the payment of some of the Company's debt, of which a balance of $7.4 million was outstanding as of December 30, 2001. These guarantees continue in force until all indebtedness to the various creditors have been paid in full. Mr. and Mrs. Paulucci received no consideration from Luigino's for these guarantees.

     From time to time Luigino's makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. Luigino's paid Mr. Paulucci $280,000, $260,000, and $265,000 for such use in fiscal 2001, 2000, and 1999, respectively.

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

     The Company's subsidiary, AAG, is a C corporation. As such, AAG will be responsible for federal, state and foreign taxes.

     In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement as currently amended, SSCI manages the Company's vending business at the rate of 25.0% of all sales of the Company's products sold through vending machines managed by SSCI for the Company per each four week period. The Company paid SSCI $0.6 million in the year ended December 30, 2001 for management fees. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company packs certain products for SSCI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SCCI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company is paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay to the Company a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. During fiscal 2001, no amount was paid the Company under this agreement.

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

10.13 Amendment No. 2 to Amended and Restated Credit Agreement, dated March 12, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.13 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

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

*    24.1 Power of attorney.

*    99.1 Cautionary Statements

*    Filed herewith.

     (b) Reports on Form 8-K

     During the first fiscal quarter of the period covered by this report, the Company filed a Form 8-K dated February 22, 2001 relating to the acquisition of the All American Gourmet Company (AAG) on February 9, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LUIGINO'S, INC.


                                                 By: /s/ Thomas W. Knuesel
                                                     ---------------------------
                                                     Thomas W. Knuesel
                                                     Chief Financial Officer

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

Signature                                   Title                                                Date
---------                                   -----                                                ----


/s/ Ronald O. Bubar                         President, Chief Executive Officer and Director      March 15, 2002
------------------------------------
Ronald O. Bubar


/s/ Thomas W. Knuesel                       Chief Financial Officer                              March 14, 2002
------------------------------------
Thomas W. Knuesel                           (Principal Financial and Accounting Officer)


*                                           Chairman and Director                                March 14, 2002
------------------------------------
Jeno F. Paulucci


*                                           Director                                             March 15, 2002
------------------------------------
Jack H. Helms


*                                           Director                                             March 15, 2002
------------------------------------
Joseph C. Hall


*                                           Director                                             March 14, 2002
------------------------------------
Lois M. Paulucci


*                                           Director                                             March 15, 2002
------------------------------------
Nicholas A. Pope


*                                           Director                                             March 14, 2002
------------------------------------
Larry W. Nelson


*By: /s/ Ronald O. Bubar
     -------------------------------
     Ronald O. Bubar
     Chief Executive Officer

                         LUIGINO'S, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                                       Page
                                                                                       ----
Report of independent public accountants...............................................F-2

Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000..............F-3

Consolidated Statements of Operations for the Fiscal Years Ended
         December 30, 2001, December 31, 2000, and January 2, 2000 ....................F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended
         December 30, 2001, December 31, 2000, and January 2, 2000.....................F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended
         December 30, 2001, December 31, 2000, and January 2, 2000.....................F-6

Notes to Consolidated Financial Statements.............................................F-7

Report of independent public accountants

To Luigino's, Inc:

We have audited the accompanying consolidated balance sheets of Luigino's, Inc. (a Minnesota corporation) and Subsidiary as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luigino's, Inc. and Subsidiary as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP


Minneapolis, Minnesota,

February 21, 2002

                       LUIGINO'S, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Data)

                                                                        December 30,   December 31,
                                                                           2001          2000
                                                                        ------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents .......................................     $   3,440     $     313
    Receivables, net of allowance for doubtful accounts of $146 .....        29,007        26,441
    Inventories .....................................................        19,571        19,066
    Prepaid expenses and other ......................................         2,939         2,163
                                                                          ---------     ---------
      Total current assets ..........................................        54,957        47,983
                                                                          ---------     ---------
Property, Plant and Equipment:
    Land ............................................................            22            22
    Buildings and improvements ......................................        16,878        16,818
    Machinery and equipment .........................................       116,636       111,390
    Office equipment and leasehold improvements .....................         5,855         5,566
    Construction in progress ........................................         7,486         1,552
    Less - - Accumulated depreciation ...............................       (57,644)      (45,550)
                                                                          ---------     ---------
      Net property, plant and equipment .............................        89,233        89,798
                                                                          ---------     ---------
Other Assets:
    Receivables from stockholders ...................................         4,722         5,891
    Deferred costs, principally debt issuance costs .................         6,323         4,587
    Restricted cash .................................................            44           709
    Goodwill and other intangibles, net of amortization of $7,813 ...        68,414            --
                                                                          ---------     ---------
      Total other assets ............................................        79,503        11,187
                                                                          ---------     ---------
Total Assets ........................................................     $ 223,693     $ 148,968
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt ............................     $  10,451     $   2,450
    Accounts payable ................................................        20,557        16,461
    Accrued expenses - -
      Accrued payroll and benefits ..................................         5,889         4,798
      Accrued interest ..............................................         4,557         4,465
      Accrued promotions and other ..................................         6,142         4,594
      Deferred taxes ................................................           443            --
      Shareholder tax distributions payable .........................         7,655            --
                                                                          ---------     ---------
      Total current liabilities .....................................        55,694        32,768

Long-Term Debt, less current maturities .............................       151,995       116,948
Deferred Taxes ......................................................         9,157            --
                                                                          ---------     ---------
      Total liabilities .............................................       216,846       149,716
                                                                          ---------     ---------
Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders' Equity (Deficit):
    Common stocks --
      Voting, $1 stated par value, 600 shares authorized;
        100 shares issued and outstanding ...........................            --            --
      Nonvoting, $1 stated par value, 900 shares authorized;
        900 shares issued and outstanding ...........................             1             1
    Additional paid-in capital ......................................           655           655
    Retained earnings (deficit) .....................................         6,191        (1,404)
                                                                          ---------     ---------
      Total stockholders' equity (deficit) ..........................         6,847          (748)
                                                                          ---------     ---------
Total Liabilities and Stockholders' Equity (Deficit) ................     $ 223,693     $ 148,968
                                                                          =========     =========

   The accompanying notes are an integral part of these consolidated financial statements.


                                                  LUIGINO'S, INC. AND SUBSIDIARY
                                               Consolidated Statements of Operations
                                                          (In Thousands)

                                                                 52 Weeks Ended
                                           -----------------    -----------------    ---------------
                                           December 30, 2001    December 31, 2000    January 2, 2000
                                           -----------------    -----------------    ---------------
Net Sales ............................         $ 353,219            $ 271,143           $ 251,976
Cost of Goods Sold ...................           205,943              160,453             148,097
                                               ---------            ---------           ---------
     Gross profit ....................           147,276              110,690             103,879
                                               ---------            ---------           ---------

Operating Expenses (Income):
     Selling and promotional .........            78,454               65,591              71,009
     General and administrative ......            36,847               26,061              24,536
     Other ...........................                --                   --                (776)
                                               ---------            ---------           ---------
     Total operating expenses ........           115,301               91,652              94,769
                                               ---------            ---------           ---------
     Operating income ................            31,975               19,038               9,110

Other Income (Expense):
     Interest expense ................           (16,634)             (13,299)            (12,323)
     Interest income .................               435                  373                 379
     Other, net ......................              (107)                 543                 168
                                               ---------            ---------           ---------
     Total other expense .............           (16,306)             (12,383)            (11,776)
                                               ---------            ---------           ---------

Net Income (Loss) ....................         $  15,669            $   6,655           $  (2,666)
                                               =========            =========           =========

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                F-4

                                                  LUIGINO'S, INC. AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                                          (In Thousands)

                                                                                   52 Weeks Ended
                                                              ---------------------------------------------------------
                                                              December 30, 2001    December 31, 2000    January 2, 2000
                                                              -----------------    -----------------    ---------------
Operating Activities:
   Net Income (Loss) ....................................          $ 15,669             $  6,655            $  (2,666)
   Adjustments to net income (loss) provided by (used in)
   operating activites -
    Depreciation and amortization .......................            21,089               12,489               10,305
    Changes in operating assets and liabilities:
     Receivables ........................................            (2,566)              (4,382)              (2,350)
     Inventories ........................................              (505)               3,354               (6,873)
     Prepaid expenses and other .........................              (912)                (366)                (618)
     Accounts payable and accrued expenses ..............             7,270               (9,266)              10,860
                                                                   --------             --------            ---------
      Net cash provided by operating activities .........            40,045                8,484                8,658
                                                                   --------             --------            ---------
Investing Activities:
   Purchases of property, plant and equipment ...........           (11,633)              (6,527)             (28,959)
   Purchases of other assets ............................            (1,445)                (988)                (869)
   Business acquisition .................................           (66,627)                  --                   --
                                                                   --------             --------            ---------
      Net cash used in investing activities .............           (79,705)              (7,515)             (29,828)
                                                                   --------             --------            ---------
Financing Activities:
   Borrowings on revolving credit agreement .............            72,712               64,200               76,600
   Payments on revolving credit agreement ...............           (79,712)             (62,500)             (86,400)
   Proceeds from debt ...................................            60,000                   --              100,000
   Repayments of debt ...................................            (9,954)              (2,729)             (55,307)
   Distributions to stockholders ........................                --                   --              (15,000)
   Other ................................................              (259)                 268                  189
                                                                   --------             --------            ---------
      Net cash provided by (used in) financing activities            42,787                 (761)              20,082
                                                                   --------             --------            ---------
Increase (decrease) in cash and cash equivalents ........             3,127                  208               (1,088)
Cash and cash equivalents, beginning of period ..........               313                  105                1,193
                                                                   --------             --------            ---------
Cash and cash equivalents, end of period ................          $  3,440             $    313            $     105
                                                                   ========             ========            =========
Supplemental Information:
     Interest paid ......................................          $ 15,424             $ 13,264            $   8,120
                                                                   ========             ========            =========
     Income taxes paid ..................................          $     --             $     --            $      --
                                                                   ========             ========            =========
   Non-Cash Transactions:
    Declared tax distribution ...........................          $  8,074             $     --            $      --
                                                                   ========             ========            =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5

                                                   LUIGINO'S INC. and SUBSIDIARY
                                           Statements of Stockholders' Equity (Deficit)
                        For the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000
                                                 (In Thousands, Except Share Data)

                                                      Common Stock
                                            ----------------------------------                              Total
                                                 Voting           Nonvoting      Additional   Retained   Stockholders'
                                            ----------------   ---------------    Paid-In     Earnings      Equity
                                            Shares    Amount   Shares   Amount    Capital     (Deficit)    (Deficit)
                                            ------    ------   ------   ------   ----------   --------   ------------

Balance at January 3, 1999                    100      $--       900      $1       $655       $  9,607     $ 10,263

Distributions to stockholders                  --       --        --       -         --        (15,000)     (15,000)

Net loss                                       --       --        --       -         --         (2,666)      (2,666)
                                              ---      ---       ---      --       ----       --------     --------
Balance at January 2, 2000                    100       --       900       1        655         (8,059)      (7,403)

Net income                                     --       --        --       -         --          6,655        6,655
                                              ---      ---       ---      --       ----       --------     --------
Balance at December 31, 2000                  100       --       900       1        655         (1,404)        (748)

Declared Shareholder Tax Distributions                                                          (8,074)      (8,074)

Net income                                     --       --        --       -         --         15,669       15,669
                                              ---      ---       ---      --       ----       --------     --------
Balance at December 30, 2001                  100      $--       900      $1       $655       $  6,191     $  6,847
                                              ===      ===       ===      ==       ====       ========     ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6

                         Luigino's, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                    (Dollars In Thousands, Except Share Data)

1.   Operations:

Luigino's, Inc., a Minnesota Corporation, and The All American Gourmet Company, a Delaware corporation, together (the "Company"), markets food products primarily under the Michelina's and Budget Gourmet name brands. The Michelina's label is manufactured at production facilities located in Minnesota and Ohio. The Budget Gourmet label is sourced through a co-pack agreement with Heinz Frozen Food Company (HFF). The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company has elected a 52/53-week fiscal year which ends on the Sunday closest to December 31. The years ended December 30, 2001 (fiscal year 2001), December 31, 2000 (fiscal year 2000), and January 2, 2000 (fiscal year 1999) were 52-week fiscal years.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are convertible into known amounts of cash and have an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market deposits.

Restricted Cash

Restricted cash includes cash restricted for foreign duty bonds and debt retirement.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                        December 30, 2001   December 31, 2000
                                        -----------------   -----------------

Raw materials ........................       $ 7,748             $ 8,971
Finished goods .......................         8,974               7,176
Packaging supplies ...................         2,849               2,919
                                             -------             -------
                                             $19,571             $19,066
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

Depreciation expense was $12,199, $11,339 and $9,720 for fiscal 2001, 2000, and 1999, respectively.

Intangible Assets Arising from Acquisition

Goodwill, net of accumulated amortization, was $39,660 as of December 30, 2001 and $0 as of December 31, 2000. Restrictive covenants, patents and tradenames, stated at cost less accumulated amortization is $28,754 and $0 as of December 30, 2001 and December 31, 2000.

                            Purchase Price Allocation

                                               Amount       Life
                                               ------       ----

Restrictive Covenant                          $ 10,000     2 years
Trademarks                                      24,000     20 years
Transition Agreement                               150     1 year
Patent Sublicense                                  500     20 years
Goodwill                                        41,577     20 years
                                              --------
         Total                                $ 76,227
                                              ========

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgement.

Amortization expense for fiscal 2001 related to acquisition of AAG totaled
$7,813.

Impairment charges are recorded on goodwill and other intangibles when indications of impairment are present and the future undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount. There were no impairments recognized in fiscal 2001 or 2000.

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has estimated fair values using available market information and appropriates valuation methods. However, considerable judgment is required in formulating fair value, and the estimated fair value amounts may not be indicative of amounts which would be realized in market transactions. As of December 30, 2001 the carrying value of the Company's fixed rate debt was approximately $15,000 less than its fair value. All other financial instruments' carrying values approximated fair value.

Revenue Recognition

Revenues are recognized as products are shipped, and promotions are accrued as commitments are made and related products are shipped. The Company records sales net of "off invoice" promotional discounts, which were $39,348, $25,985, and $25,851, for the fiscal years 2001, 2000, and 1999, respectively and net of "cash discounts" which were $6,890, $5,026 and $4,773, respectively.

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

The Company has an exclusive distribution agreement with a Canadian company to distribute the Company's products in Canada. The distributor accounted for 11.3%, 12.8% and 11.9% of net sales in fiscal years 2001, 2000 and 1999, respectively.

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

The Company's subsidiary, AAG, is a C corporation. As such, AAG will be responsible for federal, state, and foreign taxes. As part of the acquisition of AAG (see Note 3), the Company recorded a $9,600 deferred tax liability and corresponding increase to goodwill due to financial reporting and tax reporting basis differences. At December 30, 2001, there were no other significant deferred tax items. There was no tax provision recorded for AAG in 2001.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates for the

Company include estimation of depreciable lives, certain accruals and realizability of goodwill. The ultimate results could differ from those estimates.

Reclassification

Certain amounts in the financial statements for the fiscal year 1999 have been reclassified to conform with fiscal years 2001 and 2000 presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income
(loss).

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

In January 2001, the EIFT reached consensus on Issue 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. Issue 00-22 requires that certain volume-based cash rebates to customers currently recognized as selling and promotional expenses be classified as a reduction of sales. The consensus was effective for the first part of 2001 and was not material to the Company's consolidated financial statements.

In May 2000, the EITF issued a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of certain sales incentives, including discounts, coupons, and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and delayed the implementation date of Issue No. 00-14 to coincide with the January 1, 2002 effective date of Issue No. 00-25. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, should be classified as a reduction of sales rather than as marketing expenses. The Company will adopt this accounting guidance in the first quarter 2002.

The Company has historically classified certain costs covered by the provisions of Issues No. 00-14 and 00-25 as promotional expenses within selling and promotional expenses. The Company is continuing to evaluate the impact of the new accounting guidance and expects that certain costs historically recorded as selling and promotional expenses will be reclassified as a reduction of sales. Based on historical information, annual net sales as currently reported will be reduced by approximately 16%. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. With the adoption of this accounting change, the Company expects the results of operations will be impacted favorably by $3,200 in fiscal 2002 due to the termination of amortization of goodwill.

3.   Acquisitions:

On February 9, 2001, the Company acquired all of the outstanding capital stock of The All-American Gourmet Company, a Delaware Corporation (AAG) pursuant to a Purchase Agreement by and between the Company and Heinz Frozen Foods (HFF), a Delaware Corporation and the former parent of AAG. At the date of closing, the only assets owned by AAG were intangible assets consisting of trademarks, logos, patent licenses, product formulas, quality specifications, customer lists, and marketing materials. The Company also agreed to purchase certain finished goods inventory from the former parent HFF, over a six-month period following closing. The Company entered into a two-year co-pack agreement with HFF, whereby the Company has agreed to purchase a minimum of 6 million cases from February 9, 2002 to February 9, 2003.

The AAG acquisition was accounted for using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to tangible assets by approximately $66,927, which excess may be amortized over periods ranging from two to twenty years on a straight-line basis.

The results of AAG have been included in its financial statements since the date of acquisition. The following unaudited pro forma condensed results of operations for fiscal years ended December 30, 2001 and December 31, 2000, have been prepared as if the transaction occurred on January 1, 2001 and January 3, 2000, respectively.

                                                        Years Ended
               Pro Forma                   December 30, 2001   December 31, 2000
----------------------------------------   -----------------   -----------------

Net Sales ..............................       $363,974            $391,885
Operating Income .......................         33,920              28,041
Net Income .............................         16,937              11,802

4.   Long-Term Debt:

The Company's long-term debt consisted of the following:

                                                                               December 30, 2001   December 31, 2000
                                                                               -----------------   -----------------
Senior subordinated notes; principal due                                           $ 100,000           $ 100,000
  February 1, 2006; interest at 10.0% payable semi-annually
Notes payable to bank under term credit                                               55,000                  --
  agreement, interest at LIBOR +2.75 (6.25%)
Notes payable to government bodies; varying                                            7,446               8,187
  maturity dates through 2013; interest at 2.3% to 7.8%;
  collateralized by certain equipment and assets related to state development revenue bonds and guaranteed by the principal
  stockholders
Notes payable; repaid in 2001                                                             --               4,211
Notes payable to banks under revolving credit                                             --               7,000
  agreement; repaid in 2001
                                                                                   ---------           ---------
                                                                                     162,446             119,398
Less:  Current maturities                                                            (10,451)             (2,450)
                                                                                   ---------           ---------
                                                                                     151,995             116,948
                                                                                   =========           =========


The Company funded the purchase price of the AAG acquisition through a $100,000 credit facility which replaced its previous revolving credit facility. The new credit facility includes (a) a $60,000 term loan which has outstanding balance of $55,000 as of December 30, 2001, with remaining maturity for each of the four fiscal years subsequent to December 30, 2001 of $10,000, $15,750, $13,250 and $16,000, and (b) a $40,000 revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations. The initial net proceeds of the credit facility were used to finance the acquisition of AAG, refinance the existing bank indebtedness of the Company, and pay related fees and expenses.

Borrowings under the term loan and revolving credit facility bear interest at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), based on a leverage ratio calculated on a quarterly basis. The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. At December 30, 2001, the Company had $40,000 of unused revolver.

On February 4, 1999, the Company issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006. The Company used the proceeds of the Senior Subordinated Notes to retire the outstanding debt under a previous credit facility of $63,900, to pay the outstanding balances on certain operating leases and other indebtedness of $13,875 and to make a $15,000 distribution to its stockholders.

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

Under terms of the debt agreements, the Company must meet certain financial and nonfinancial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios, such as fixed charge coverage ratio, senior and total leverage ratios. Certain covenants and restrictions also require minimum employment levels at specified locations by specified dates; require certain reporting; place limitations on stock ownership, additional indebtedness, capital expenditures and cash dividends; and restrict the movement of assets and operations. As of December 30, 2001, the Company was in compliance with all such covenants.

Aggregate maturities of long-term debt for each of the five years subsequent to fiscal year 2001 are $10,451, $16,202, $13,702, $16,452, $100,452 and $5,187
thereafter.

5.   Related-Party Transactions:

As of December 30, 2001 the Company had a note receivable from its chairman, Jeno F. Paulucci, of $4,972. Amounts due under the shareholder note bear interest at the prime rate in effect payable quarterly with annual amortization of a portion of principal. The prime rate was 4.75% at December 30, 2001. The note matures on January 15, 2006. The Company is not obligated to make additional advances under the shareholder note.

The Company leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are also the principal shareholders of the Company. The lease under which the Duluth office facility is currently occupied expires January 1, 2003. The Company has an option to extend the lease for an additional two years, provided that the Company is not in default upon expiration of the initial term. The annual rent payments under the lease were $334 in 2001, $290 in 2000, and $252 in 1999 and will be $361 in 2002, payable in monthly installments. If the lease is extended at the Company's option, the initial rental rate will be adjusted by the percentage change in the consumer price index from the effective date of the lease to a date 90 days before the expiration date of the initial lease term.

During fiscal 2001, 2000, and 1999, Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided the Company various consulting and administrative support services. The combined payments by the Company to Mr. Paulucci and Paulucci International for such services in fiscal 2001, 2000, and 1999 were $4,054, $3,617, and $3,168, respectively.

From time to time the Company makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. The Company paid Mr. Paulucci $280, $260, and $265 for such use in fiscal 2001, 2000, and 1999, respectively.

In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement as currently amended, SSCI manages the Company's vending business at the rate of 25.0% of all sales of the Company's products sold through vending machines managed by SSCI for the Company per each four week period. The Company paid SSCI $574, $679 and $0 in fiscal years 2001, 2000 and 1999, respectively, for management fees. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSCI, the Company packs certain products for SSCI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SSCI has the right to terminate this agreement at any time upon 60 days prior written notice to the Company. The Company is paid 105% of the Company's manufacturing cost for each product purchased by SSCI. In addition, the Company has agreed to provide to SSCI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSCI will pay to the Company a quarterly fee of 1% of SSCI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. During fiscal 2001, no amount was paid the Company under this agreement.

6.   Capital Stock:

The Company has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are nonvoting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by the Chairman of the Company.

7.   Commitments and Contingencies:

The Company has entered into supply contracts with various tomato vendors to insure supply and establish a fixed price for fiscal 2002 and 2003. The aggregate commitments are $1,859 and $2,548 for 2002 and 2003, respectively.

The Company leases warehouse and office space, equipment and certain other items under noncancelable operating leases. Total lease expense was $962, $843, and $754 for the fiscal years ended 2001, 2000, and 1999, respectively.

Minimum annual rental commitments for periods subsequent to December 30, 2001 under noncancelable operating leases are as follows:

2002                                                               658
2003                                                               228
2004                                                               109
2005                                                                86
2006                                                                75
Thereafter                                                          61
                                                                ------
                                                                $1,217
                                                                ======

The Company has guaranteed a $2,000 note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Consulting and Employment Agreements

The Company and Paulucci International are parties to a Consulting Agreement, dated January 1, 1999 (the Consulting Agreement), pursuant to which Paulucci International provides certain consulting services to the Company through fiscal 2005. Under the terms of the Consulting Agreement, Paulucci International was paid in fiscal 2001 a fee of $4,054 and was reimbursed for its actual out-of-pocket expenses incurred in rendering such services. If the Consulting Agreement is terminated by the Company, a termination fee is payable to Paulucci International equal to the prior twelve months consulting fee if the termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

Defined Contribution Plan

The Company sponsors a 401(k) plan which is available to all full-time salaried employees over the age of 21. The Company provided discretionary matching contributions of $315, $328, and $324 to eligible employees based upon their contributions to the plan for fiscal years 2001, 2000, and 1999, respectively.

Executive Compensation Plans

The Company's President and Chief Executive Officer is party to an employment agreement which was extended by the Company in 2001 and is in effect until December 2003, subject to early termination or extensions thereunder. The employment agreement covers base salary and annual bonus, and provides for an 18-month noncompetition covenant upon termination of the agreement.

The executive also received additional incentive-based compensation of $1,300 for each of the fiscal years ended 2001, 2000, and 1999, respectively. The Company is also committed to pay $1,300 for fiscal year 2002.

Certain other members of management of the Company are also party to incentive agreements that link a portion of their future compensation to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The compensation expense was $100, $200, and $0, for the fiscal years ended 2001, 2000, and 1999, respectively.

8.   Foreign and Product Line Sales:

The Company had foreign export sales amounting to 11.8%, 13.5%, and 12.9% of net sales for fiscal years 2001, 2000, and 1999, respectively. The following table presents the details of net sales:

                    Fiscal Year 2001    Fiscal Year 2000    Fiscal Year 1999
                    -----------------   -----------------   ----------------
                    December 30, 2001   December 31, 2000   January 2, 2000
                    -----------------   -----------------   ----------------

United States ...   $311,538     88.2%  $234,556     86.5%  $219,519    87.1%
Canada ..........     40,039     11.3%    34,617     12.8%    30,012    11.9%
Other ...........      1,642      0.5%     1,970      0.7%     2,445     1.0%
                    --------    -----   --------    -----   --------   -----
                    $353,219    100.0%  $271,143    100.0%  $251,976   100.0%
                    ========    =====   ========    =====   ========   =====

The Company operates in one business segment. The following table sets forth the Company's net sales by product line:

                    Fiscal Year 2001     Fiscal Year 2000     Fiscal Year 1999
                    ------------------   -----------------    -----------------
                    December 30, 2001    December 31, 2000    January 2, 2000
                    -----------------    -----------------    -----------------

Popular .........   $218,516     61.9%   $188,305     69.4%   $167,319     66.4%
Economy .........     81,879     23.2%     32,449     12.0%     35,562     14.1%
Signature .......     19,548      5.5%     27,039     10.0%     33,486     13.3%
Snacks ..........     12,517      3.5%     14,475      5.3%     15,609      6.2%
Kids ............     20,759      5.9%      8,875      3.3%         --       --
                    --------    -----    --------    -----    --------    -----
                    $353,219    100.0%   $271,143    100.0%   $251,976    100.0%
                    ========    =====    ========    =====    ========    =====

9.   Quarterly Financial Data (Unaudited):

                                         First      Second     Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                       --------    -------    -------    -------

    Fiscal Year 2001
Net Sales                              $103,723    $80,409    $80,761    $88,326
Gross Profit                             43,198     30,730     35,594     37,754
Net Income (Loss)                        (1,685)     2,763      5,858      8,733

    Fiscal Year 2000
Net Sales                              $ 80,283    $57,542    $62,093    $71,225
Gross Profit                             31,133     24,108     25,702     29,747
Net Income (Loss)                          (465)       393      2,359      4,368

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

*12.1     Statement of computation of ratios.

*24.1     Power of attorney.

*99.1     Cautionary Statements.

*Filed herewith.