Form 10-K405/A
period 2001-12-30
LUIGINOS INC
filed 2002-04-04
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                               FORM 10-K/A (NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

                  All financial statements of the Company as set forth under
                  Item 8 of this report (Previously filed with initial filing of this Form 10-K).

         (2)      Financial Statement Schedules

                  All supplemental financial schedules omitted as not applicable or not required under the rules of Regulation S-X or the information presented in the financial statements or notes thereto.

         (3)      Exhibits

                  The following exhibits are filed herewith (See Exhibit Index on page following Signatures).





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 4, 2002

                                                LUIGINO'S, INC.


                                                By: /s/ Thomas W. Knuesel
                                                    ----------------------------
                                                    Thomas W. Knuesel
                                                    Chief Financial Officer

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

10.14 Amendment No. 3 to Amended and Restated Credit Agreement, dated July 16, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q filed August 25,
         1999).

10.15 Amendment No. 4 to Amended and Restated Credit Agreement, dated July 17, 1999, by and among the Company and The First National Bank of Chicago, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 10Q filed August 25,
         1999).

10.16 Amendment No. 5 to Amended and Restated Credit Agreement, dated November 16, 1999, by and among the Company and Bank One, N/A (f/k/a The First National Bank of Chicago), as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed March 28, 2000).

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

 10.19 Credit Agreement, dated as of February 9, 2001, among the Company, the Lenders named therein and Bank One NA as LC Issuer and as Agent, and U.S. Bank National Association, as Swing Line Lender (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed February 22,
         2001).

 12.1 Statement of computation of ratios (Previously filed with initial filing of this Form 10-K).

 24.1    Power of attorney (Previously filed with initial filing of this Form
         10-K).

 99.1 Cautionary Statements (Previously filed with initial filing of this Form 10-K).

*99.2 Company's letter to the Securities and Exchange Commission regarding Independent Public Accountants.




* Filed herewith.