Form 10-Q
period 2002-04-21
LUIGINOS INC
filed 2002-06-04
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 21, 2002
                                       or

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

Yes  X   No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                                      1,000
--------------------------            ---------------------------------------
         (Class)                           (Outstanding at May 31, 2002)

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX


PART I - FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      -------
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of April 21, 2002 (Unaudited) and
          December 30, 2001 ......................................................        3

          Consolidated Statements of Operations for 16 weeks ended
          April 21, 2002 (Unaudited) and April 22, 2001 (Unaudited) ..............        4

          Consolidated Statements of Cash Flows for 16 weeks ended April 21,
          2002 (Unaudited) and April 22, 2001 (Unaudited) ........................        5

          Notes to Financial Statements (Unaudited) ..............................        6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .............       14


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ......................       14

Item 5. Other Information ........................................................       14

Item 6. Exhibits and Reports on Form 8-K .........................................       15

                       LUIGINO'S, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Data)

                                                                         April 21,        December 30,
                                                                           2002               2001
                                                                        ---------          ---------
ASSETS
Current Assets:
    Cash and cash equivalents .................................         $   1,332          $   3,440
    Receivables, net of allowance for doubtful accounts of
      $146 and $146 ...........................................            20,279             29,007
    Inventories ...............................................            20,951             19,571
    Prepaid expenses and other ................................             2,949              2,939
                                                                        ---------          ---------
      Total current assets ....................................            45,511             54,957
                                                                        ---------          ---------

Property, Plant and Equipment:
    Land ......................................................                22                 22
    Buildings and improvements ................................            16,878             16,878
    Machinery and equipment ...................................           116,636            116,636
    Office equipment and leasehold improvements ...............             5,855              5,855
    Construction in progress ..................................            11,804              7,486
    Less - - Accumulated depreciation .........................           (61,139)           (57,644)
                                                                        ---------          ---------
      Net property, plant and equipment .......................            90,056             89,233
                                                                        ---------          ---------

Other Assets:
    Receivables from stockholder ..............................             4,472              4,722
    Deferred costs, principally debt issuance costs ...........             5,349              6,323
    Restricted cash ...........................................                43                 44
    Goodwill ..................................................            39,648             39,648
    Other intangibles, net of amortization of $7,422 and $5,884            27,228             28,766
                                                                        ---------          ---------
      Total other assets ......................................            76,740             79,503
                                                                        ---------          ---------
Total Assets ..................................................         $ 212,307          $ 223,693
                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt ......................         $  11,263          $  10,451
    Accounts payable ..........................................            17,418             20,557
    Accrued expenses - -
      Accrued payroll and benefits ............................             3,975              5,889
      Accrued interest ........................................             2,687              4,557
      Accrued promotions and other ............................             5,895              6,142
      Declared shareholder tax distributions ..................                 -              7,655
                                                                        ---------          ---------
      Total current liabilities ...............................            41,238             55,251

Long-Term Debt, less current maturities .......................           157,709            151,995
Deferred Taxes ................................................             9,066              9,600
                                                                        ---------          ---------
      Total liabilities .......................................           208,013            216,846
                                                                        ---------          ---------

Commitments and Contingencies

Stockholders' Equity :
    Common stock - -
      Voting, $1 stated par value, 600 shares authorized;
        100 shares issued and outstanding .....................                 -                  -
      Nonvoting, $1 stated par value, 900 shares authorized;
        900 shares issued and outstanding .....................                 1                  1
    Additional paid-in capital ................................               655                655
    Declared shareholder tax distributions ....................                 -             (8,074)
    Retained earnings .........................................             3,638             14,265
                                                                        ---------          ---------
      Total stockholders' equity ..............................             4,294              6,847
                                                                        ---------          ---------
Total Liabilities and Stockholders' Equity ....................         $ 212,307          $ 223,693
                                                                        =========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)


                                                         For 16 Weeks Ended
                                                  -------------- ---------------
                                                  April 21, 2002  April 22, 2001
                                                  -------------- ---------------

Net Sales ....................................       $ 80,872        $ 80,001
Cost of Goods Sold ...........................         59,791          60,525
                                                     --------        --------
     Gross profit ............................         21,081          19,476
                                                     --------        --------

Operating Expenses:
     Selling and marketing expenses ..........          8,553           5,706
     General and administrative expenses .....          9,985           9,938
                                                     --------        --------
     Total operating expenses ................         18,538          15,644
                                                     --------        --------

     Operating income ........................          2,543           3,832

Other Income (Expense):
     Interest expense ........................         (5,300)         (5,516)
     Interest income .........................             76             131
     Other, net ..............................            194            (132)

                                                     --------        --------
     Total other expense .....................         (5,030)         (5,517)
                                                     --------        --------

Net Loss .....................................       $ (2,487)       $ (1,685)
                                                     ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   For 16 Weeks Ended
                                                                              -----------------------------
                                                                              April 21, 2002 April 22, 2001
                                                                              -------------- --------------
Operating Activities:
   Net Loss ............................................................         $ (2,487)      $ (1,685)
   Adjustments to net loss provided by (used in)
   operating activites -
    Depreciation and amortization ......................................            6,119          6,332
    Deferred income taxes ..............................................             (534)             -
    Changes in operating assets and liabilities:
     Receivables .......................................................            8,728         (2,550)
     Inventories .......................................................           (1,380)        (2,341)
     Prepaid expenses and other ........................................              (10)          (421)
     Accounts payable and accrued expenses .............................           (7,169)         2,261
                                                                                 --------       --------
      Net cash provided by operating activities ........................            3,267          1,596
                                                                                 --------       --------

Investing Activities:
   Purchases of property, plant and equipment ..........................           (4,318)        (1,971)
   Purchases of other assets ...........................................             (113)          (493)
   Business acquisition ................................................                -        (66,203)
                                                                                 --------       --------
      Net cash used in investing activities ............................           (4,431)       (68,667)
                                                                                 --------       --------

Financing Activities:
   Borrowings on revolving credit agreement ............................           38,400         39,112
   Payments on revolving credit agreement ..............................          (19,500)       (26,900)
   Proceeds from debt ..................................................                -         60,000
   Repayments of debt ..................................................          (12,375)          (946)
   Decrease (increase) in deferred financing costs .....................                -         (2,373)
   Decrease in restricted cash .........................................                1             37
   Decrease in notes receivable ........................................              250            500
   Distributions to stockholders .......................................           (7,720)             -
                                                                                 --------       --------
      Net cash provided by (used in) financing activities ..............             (944)        69,430
                                                                                 --------       --------

(Decrease) increase in cash and cash equivalents .......................           (2,108)         2,359
Cash and cash equivalents, beginning of period .........................            3,440            313
                                                                                 --------       --------
Cash and cash equivalents, end of period ...............................         $  1,332       $  2,672
                                                                                 ========       ========

Supplemental Information:
     Interest paid .....................................................            6,288          6,886
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

Operating results for 16 weeks ended April 21, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net loss.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 2001, filed on March 19, 2002 with the Securities and Exchange Commission.

3.   Recent Accounting Pronouncements:

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amounts have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net loss. The amounts of reclassification of these promotional expenses for the 16 weeks ended April 21, 2002 and April 22, 2001 are $21,321 and $23,414, respectively.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." These statements change the accounting for business combinations, goodwill and intangible assts. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separate from goodwill. SFAS 142 provides that goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if necessary, for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives.

The Company adopted the provisions of SFAS 141 and SFAS 142 and has discontinued the amortization of its goodwill and indefinite-lived intangible assets effective December 31, 2001.

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

Effective December 31, 2001, the amortization of goodwill was discontinued. The table below reconciles reported earnings for first quarter 2001 to "adjusted" earnings, which exclude goodwill amortization.

                     Quarter ended          Quarter ended
                    April 21, 2002         April 22, 2001
                   ----------------   ------------------------------------------
                       Reported        Reported     Goodwill       "Adjusted"
(in thousands)         Earnings        Earnings   Amortization      Earnings
                   ----------------   ------------------------------------------
Net Income            $  (2,487)      $ (1,685)     $  324         $ (1,361)

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of April 21, 2002 and April 22, 2001, respectively, are $66,876 and $64,725.

Intangible assets as of April 21, 2002 consisted of the following:

                                                                     Gross
                                                                   Carrying    Accumulated
(In thousands)                                                      Amount    Amortization
-------------------------------------------------------------------------------------------
Amortized intangible assets:
   Restricted Convenant                                             $10,000      $ 6,152
   Transitional Agreement                                               150          150
                                                                    --------------------
                                                                     10,150        6,302
                                                                    ====================
Unamortized intangible assets:
   Trademarks                                                        22,892
   Patent Sublicense                                                    488
                                                                    -------
                                                                     23,380
                                                                    =======

Amortization of intangibles for the 16 weeks ended April 21, 2002   $ 1,538
                                                                    =======


The Company has completed the preliminary transitional impairment testing. The Company has only one segment for goodwill and financial reporting purpose. The transitional analyses resulted in no impairment charges.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 effective first quarter 2002. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

4.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12 or 13 week fourth fiscal quarter.

5.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                 April 21, 2002     December 30, 2001
                                 --------------     -----------------

     Finished Goods ..........       $10,730             $ 8,974
     Raw Materials ...........         7,422               7,748
     Packaging Supplies ......         2,799               2,849
                                     -------             -------
                                     $20,951             $19,571
                                     =======             =======


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

The Company's acquisition was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $66,627. Except for the amortization on the $10,000 of restrictive covenant, effective first quarter of 2002, the Company has discontinued the amortization of goodwill and indefinite-lived intangible assets.

The following unaudited pro forma condensed results of operations for the periods ended April 21, 2002 and April 22, 2001 have been prepared as if the transaction occurred on January 1, 2001.

                                            First Fiscal Quarter Ended
               Pro Forma                 April 21, 2002    April 22, 2001
------------------------------------     --------------    ---------------
Net Sales ..........................        $ 80,883          $ 89,029
Income from Operations .............           2,543             5,777
Net Loss ...........................          (2,494)             (417)

The financial information does not purport to represent results which would have been obtained if the acquisition had been in effect on January 1, 2001 or any future results which may in fact be realized.

The Company is organized as a Subchapter S corporation. Accordingly, all tax liabilities are the responsibility of individual shareholders. Deferred tax assets and liabilities become the responsibility of the Company if and when the Subchapter S corporation structure is converted to a C-Corporation. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for federal, state and foreign taxes. As a part of the acquisition of AAG, the Company recorded a $9,600 deferred tax liability and corresponding increase to goodwill due to financial reporting and tax reporting basis differences.

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

The Company entered into two fixed rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.50% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.50% with $2,500 maturing on December 31, 2002, March 31, 2003, June 31, 2003 and September 30, 2003 respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps were accounted for as cash flow hedges and their fair values are not material to the financial statements.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 1% to 2% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 1/2%. Advances through April 21, 2002 bear interest at the Eurodollar Rate plus 2.50% and Prime Rate plus 1.25% with a weighted-average interest rate of 4.95% at April 21, 2002. The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility contains various restrictive covenants, which among other matters, requires the Company to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum EBITDA, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At April 21, 2002, the Company was in compliance with all covenants in the credit agreement.


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


Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                                First Fiscal Quarter Ended
                                           ------------------------------------
                                            April 21, 2002      April 22, 2001
                                           ----------------    ----------------

Net Sales ..............................        100.0%           100.0%
Cost of Goods Sold .....................         73.9             75.7
                                              -------           ------
    Gross profit .......................         26.1             24.3

Operating Expenses:
    Selling and marketing ..............         10.6              7.1
    General and administrative .........         12.4             12.4
                                              -------           ------
    Total operating expenses ...........         23.0             19.5

    Operating income ...................          3.1              4.8

Other Income (Expense):
    Interest expense ...................         (6.5)            (6.9)
    Interest income ....................          0.1              0.2
    Other, net .........................          0.2             (0.2)
                                              -------           ------

      Total other expense ..............         (6.2)            (6.9)
                                              -------           ------
Net Income (Loss) ......................         (3.1)%           (2.1)%
                                              -------           ------


First Fiscal Quarter 2002 compared to First Fiscal Quarter 2001

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                            First Fiscal Quarter Ended        Percentage
                          ------------------------------
                          April 21, 2002  April 22, 2001        Change
                          --------------  --------------      ----------
                               (Dollars in thousands)
Popular .............         $48,177         $49,496            (2.7)%
Economy .............          23,272          19,285            20.7
Signature ...........           5,936           7,077           (16.1)
Snacks ..............           3,065           4,143           (26.0)
Bowls ...............             422               -           100.0
                              -------         -------           -----
                              $80,872         $80,001             1.1%
                              =======         =======           =====

Total Company net sales for the first fiscal quarter ended April 21, 2002 increased $0.9 million or 1.1% to $80.9 million from $80.0 million for the comparable quarter in 2001. Unit volume increased 1.7%, while trade promotional spending increased $1.1 million over the comparable period last year. Slotting expense, which is included in trade promotional spending, totaled $8.6 million for the first quarter of 2002 as compared to $5.9 million for the first quarter of 2001.

Net sales in the Popular product line decreased $1.3 million or 2.7% due to distribution loss resulting from the trade shift to a one brand strategy. Economy net sales increased $4.0 million or 20.7% due primarily to acquisition of AAG. Both Signature and Snack product lines reported a decline in net sales of $1.1 million, due to decreased distribution. The Bowl product line was introduced in the first quarter of 2002, resulting in net sales of $0.4 million, which are net of $8.7 million of trade promotional spending, primarily slotting expense, to support this launch.

Canadian net sales contributed 18.1% or $14.6 million of net sales for the first quarter of 2002 compared to 16.3% or $13.1 million for the first quarter 2001. This increase is primarily due to the launch of the new Bowl product line.

Gross Profit. Gross profit for the first fiscal quarter of 2002 increased $1.6 million or 8.2% to $21.1 million from $19.5 million in the comparable quarter last year. The gross margin increased to 26.1% of net sales from 24.3%. The margin improvement is primarily the result of the 2001 price increase, which went into effect on January 1, 2001.

Selling and Marketing Expenses. Selling and marketing expenses for the first quarter of 2002 increased $2.8 million due primarily to increased advertising.

General and Administrative Expenses. General and administrative expenses for the first fiscal quarter of 2002 were $10.0 million as compared to $9.9 million for the comparable period last year. General spending was up $0.4 million or 5.0%, offset by a $0.3 million decline in amortization expense due to the suspension of goodwill amortization.

Operating Income. Operating income for the first fiscal quarter ended April 21, 2002 was $2.5 million as compared to $3.8 million for the comparable period last year. This reduction in operating income is primarily the result of increase in slotting and advertising expense, offset somewhat by the gross profit improvement.

Interest Expense. Interest expense for the first fiscal quarter ended April 21, 2002 decreased $0.2 million to $5.3 million as compared to $5.5 million for the first quarter of 2001. The reduction is the result of the combination of lower interest rates and lower debt level.

Interest Income. Interest income was $0.1 million for the first fiscal quarter for both 2002 and 2001.

Other, Net. Other income was $0.2 million for the first fiscal quarter 2002 as compared to other expenses of $0.1 million in the first quarter 2001.

Net Loss. For the reasons stated above, the net loss for the first quarter ended April 21, 2002 was $2.5 million as compared to a net loss of $1.7 million for the first quarter 2001.

Liquidity and Capital Resources

At April 21, 2002, the Company had $18.9 million outstanding on a $40.0 million line of senior revolving credit with Bank One, NA. The cash and cash equivalent balance as of April 21, 2002 was $1.3 million as compared to $1.4 million as of April 22, 2001. As of April 21, 2002, the Company was in compliance with all covenants of its senior credit agreement with Bank One.

Operating activities provided $3.3 million of cash in the first 16 weeks of 2002 as compared to $1.6 million for the first 16 weeks of 2001. This $1.7 million improvement in cash provided by operating activities is the result of $3.2 million decrease in working capital requirements, offset by $0.8 million decrease in net income, a $0.2 million decrease in depreciation and amortization, and a $0.5 million reduction in deferred income taxes.

Investing activities used $4.4 million of cash for the first 16 weeks of 2002, as compared to $68.7 million for the comparable period in 2001. The Company used $66.6 million in the first quarter of 2001 to acquire the All American Gourmet Company.

Financing activities used $0.9 million of cash in the first 16 weeks ended April 21, 2002, compared to $70.0 million provided in the first 16 weeks of 2001. The Company paid $7.7 million in distribution to shareholders in the first 16 weeks of 2002 to cover their tax liability related to 2001 operating results. On February 9, 2001, the Company obtained $66.6 million of cash primarily for the acquisition of AAG through borrowings under the credit facility. The Company funded the purchase price of the AAG acquisition through a $100.0 million credit facility which replaced its existing revolving credit facility. The credit facility includes (a) a $60.0 million term loan with maturity for each of the five years subsequent to December 31, 2000 of $7.5 million, $10.0 million, $13.25 million, $13.25 million and $16.0 million, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

As a part of the Company's strategic growth plan, the Company incurred approximately $8.6 million for slotting expenses for the first 16 weeks of 2002. The Company plans to spend an additional $1.5 million in slotting expenses in 2002 to introduce new products and increase product penetration. The Company also plans on spending approximately $8.0 million on plant and equipment purchases in 2002, primarily to increase the production capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Of the $169.0 million of total indebtedness on April 21, 2002, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

New Accounting Pronouncements

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amount have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net loss. The amounts of reclassification of these promotional expenses for the 16 weeks ended April 21, 2002 and April 22, 2001 are $21,321 and $23,414, respectively.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." These statements change the accounting for business combinations, goodwill and intangible assts. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separate from goodwill. SFAS 142 provides that goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if necessary, for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives.

The Company adopted the provisions of SFAS 141 and SFAS 142 and has discontinued the amortization of its goodwill and indefinite-lived intangible assets effective December 31, 2001.

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

Effective December 31, 2001, the amortization of goodwill was discontinued. The table below reconciles reported earnings for first quarter 2001 to "adjusted" earnings, which exclude goodwill amortization.

                     Quarter ended          Quarter ended
                    April 21, 2002         April 22, 2001
                   ----------------   ------------------------------------------
                       Reported        Reported     Goodwill       "Adjusted"
(in thousands)         Earnings        Earnings   Amortization      Earnings
                   ----------------   ------------------------------------------
Net Income            $  (2,487)      $ (1,685)     $  324         $ (1,361)

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of April 21, 2002 and April 22, 2001, respectively, are $66,876 and $64,725.

Intangible assets as of April 21, 2002 consisted of the following:

                                                                     Gross
                                                                   Carrying    Accumulated
(In thousands)                                                      Amount    Amortization
-------------------------------------------------------------------------------------------
Amortized intangible assets:
  Restricted Convenant                                              $10,000      $ 6,152
  Transitional Agreement                                                150          150
                                                                    --------------------
                                                                     10,150        6,302
                                                                    ====================
Unamortized intangible assets:
  Trademarks                                                         22,892
  Patent Sublicense                                                     488
                                                                    -------
                                                                     23,380
                                                                    =======

Amortization of intangibles for the 16 weeks ended April 21, 2002   $ 1,538
                                                                    -------

The Company has completed the preliminary transitional impairment testing. The Company has only one segment for goodwill and financial reporting purpose. The transitional analyses resulted in no impairment charges.


In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted FAS 144 effective first quarter 2002. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 18.1% of net sales for the 16 weeks ended April 21, 2002. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute position independent of those exposures. The Company does not enter into contract for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its first fiscal quarter ending April 21, 2002.

The Company entered into two fixed rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.50% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.50% with $2,500 maturing on December 31, 2002, March 31, 2003, June 31, 2003 and September 30, 2003 respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps were accounted for as cash flow hedges and their fair values are not material to the financial statements.

Other Market Risks. The Company has no history of, and does not anticipate in the future, investing in derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Number         Description
     ------         -----------

     99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     (b) Reports on Form 8-K

          The Company filed a Report on Form 8-K on April 9, 2002 noting change in registrant's certifying accountant.

          The Company filed an amended Form 8-K on May 14, 2002 appointing KPMG, LLP as the registrants principal accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LUIGINO'S, INC.

Date:  May 31, 2002            By: /s/ Thomas W. Knuesel
                                   --------------------------------------------
                               Thomas W. Knuesel
                               Chief Financial Officer (principal financial and
                               accounting officer)

                                  EXHIBIT INDEX

     Number         Description
     ------         -----------

     99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995