Form 10-Q
period 2002-07-14
LUIGINOS INC
filed 2002-08-27
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 14, 2002
                                       or

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
(State of other jurisdiction     (Primary Standard           (I.R.S.
      of incorporation               Industrial             Employer
      or organization)          Classification Code)     Identification No.)

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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common                                    1,000
------------------------------------  ----------------------------------------
              (Class)                    (Outstanding at August 26, 2002)

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX

PART I -  FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of July 14, 2002 (Unaudited)
          and December 30, 2001 ........................................    3

          Consolidated Statements of Operations for the second fiscal quarter and 28 weeks ended July 14, 2002 (Unaudited) and
          July 15, 2001 (Unaudited) ....................................    4

          Consolidated Statements of Cash Flows for 28 weeks ended
          July 14, 2002 (Unaudited) and July 15, 2001 (Unaudited) ......    5

          Notes to Financial Statements (Unaudited) ....................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...   15


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ..........   15

Item 5.   Other Information ............................................   16

Item 6.   Exhibits and Reports on Form 8-K .............................   16

                         LUIGINO'S, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                                         July 14,    December 30,
                                                                           2002          2001
                                                                         ---------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................   $     933    $   3,440
  Receivables, net of allowance for doubtful accounts of $146 and $146      23,551       29,007
  Inventories ........................................................      20,030       19,571
  Prepaid expenses and other .........................................       2,933        2,939
                                                                         ---------    ---------
    Total current assets .............................................      47,447       54,957
                                                                         ---------    ---------

Property, Plant and Equipment:
  Land ...............................................................          22           22
  Buildings and improvements .........................................      16,918       16,878
  Machinery and equipment ............................................     116,790      116,636
  Office equipment and leasehold improvements ........................       5,932        5,855
  Construction in progress ...........................................      15,371        7,486
  Less -- Accumulated depreciation ...................................     (63,720)     (57,644)
                                                                         ---------    ---------
    Net property, plant and equipment ................................      91,313       89,233
                                                                         ---------    ---------

Other Assets:
  Receivables from stockholder .......................................       4,472        4,722
  Deferred costs, principally debt issuance costs ....................       4,857        6,323
  Restricted cash ....................................................          46           44
  Goodwill ...........................................................      39,648       39,648
  Other intangibles, net of amort of $8,576 and $5,884 ...............      26,074       28,766
                                                                         ---------    ---------
    Total other assets ...............................................      75,097       79,503
                                                                         ---------    ---------
Total Assets .........................................................   $ 213,857    $ 223,693
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...............................   $  12,076    $  10,451
  Accounts payable ...................................................      15,175       20,557
  Accrued expenses --
    Accrued payroll and benefits .....................................       5,016        5,889
    Accrued interest .................................................       4,947        4,557
    Accrued promotions and other .....................................       8,333        6,142
    Declared shareholder tax distributions ...........................           -        7,655
                                                                         ---------    ---------
    Total current liabilities ........................................      45,547       55,251

Long-Term Debt, less current maturities ..............................     149,284      151,995
Deferred Taxes .......................................................       9,066        9,600
                                                                         ---------    ---------
    Total liabilities ................................................     203,897      216,846
                                                                         ---------    ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock --
    Voting, $1 stated par value, 600 shares authorized;
     100 shares issued and outstanding ...............................           -            -
    Nonvoting, $1 stated par value, 900 shares authorized;
     900 shares issued and outstanding ...............................           1            1
  Additional paid-in capital .........................................         655          655
  Declared shareholder tax distributions .............................           -       (8,074)
  Retained earnings ..................................................       9,304       14,265
                                                                         ---------    ---------
    Total stockholders' equity .......................................       9,960        6,847
                                                                         ---------    ---------
Total Liabilities and Stockholders' Equity ...........................   $ 213,857    $ 223,693
                                                                         =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                  Second Fiscal Quarter Ended            28 Weeks Ended
                                                 -----------------------------   ------------------------------
                                                 July 14, 2002   July 15, 2001   July 14, 2002    July 15, 2001
                                                 -------------   -------------   -------------    -------------
Net Sales ...................................      $  68,836       $  70,349       $ 149,708       $ 150,350
Cost of Goods Sold ..........................         46,203          49,679         106,034         110,204
                                                   ---------       ---------       ---------       ---------
  Gross profit ..............................         22,633          20,670          43,674          40,146
                                                   ---------       ---------       ---------       ---------
Operating Expenses:
  Selling and marketing expenses ............          5,681           5,179          14,194          10,885
  General and administrative expenses .......          7,743           8,869          17,728          18,807
                                                   ---------       ---------       ---------       ---------
  Total operating expenses ..................         13,424          14,048          31,922          29,692
                                                   ---------       ---------       ---------       ---------
  Operating income ..........................          9,209           6,622          11,752          10,454

Other Income (Expense):
  Interest expense ..........................         (3,499)         (3,772)         (8,800)         (9,288)
  Interest income ...........................             54              92             130             223
  Other, net ................................            (97)           (178)             98            (310)
                                                   ---------       ---------       ---------       ---------
  Total other expense .......................         (3,542)         (3,858)         (8,572)         (9,375)
                                                   ---------       ---------       ---------       ---------

Net Income ..................................      $   5,667       $   2,764       $   3,180       $   1,079
                                                   =========       =========       =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               28 Weeks Ended
                                                                       -----------------------------
                                                                       July 14, 2002   July 15, 2001
                                                                       -------------   -------------
Operating Activities:
  Net Income                                                               $ 3,180        $ 1,079
  Adjustments to Net Income provided by (used in)
  operating activites -
    Depreciation and amortization ..................................        10,415         11,264
    Deferred income taxes ..........................................          (534)             -
    Changes in operating assets and liabilities:
      Receivables ..................................................         5,456          2,848
      Inventories ..................................................          (459)          (488)
      Prepaid expenses and other ...................................             6            (24)
      Accounts payable and accrued expenses ........................        (3,675)         3,319
                                                                          --------       --------
        Net cash provided by operating activities ..................        14,389         17,998
                                                                          --------       --------

Investing Activities:
  Purchases of property, plant and equipment .......................        (8,156)        (3,800)
  Payments for deferred costs ......................................          (181)          (685)
  Business acquisition .............................................             -        (66,581)
                                                                          --------       --------
        Net cash used in investing activities ......................        (8,337)       (71,066)
                                                                          --------       --------

Financing Activities:
  Borrowings on revolving credit agreement .........................        53,600         49,112
  Payments on revolving credit agreement ...........................       (39,700)       (49,900)
  Proceeds from debt ...............................................             -         60,000
  Repayments of debt ...............................................       (14,987)        (4,041)
  Increase in deferred financing costs .............................             -         (1,905)
  Increase/Decrease in restricted cash .............................            (2)            37
  Decrease in notes receivable .....................................           250            500
  Distributions to stockholders ....................................        (7,720)             -
                                                                          --------       --------
        Net cash provided by (used in) financing activities ........        (8,559)        53,803
                                                                          --------       --------

Decrease/Increase in cash and cash equivalents .....................        (2,507)           735
Cash and cash equivalents, beginning of period .....................         3,440            313
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $    933       $  1,048
                                                                          ========       ========
Supplemental Information:
  Interest paid ....................................................         7,214          8,709
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

                         LUIGINO'S, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

1.       Operations:

Luigino's, Inc. and Subsidiary (the "Company"), a Minnesota corporation, markets food products primarily under the Michelina's and Budget Gourmet name brands. The Michelina's label is manufactured at production facilities located in Minnesota and Ohio. The Budget Gourmet label is sourced through a co-pack agreement with Heinz Frozen Food Company (HFF) and internal production in Minnesota and Ohio. The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

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

Operating results for 28 weeks ended July 14, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 2001, filed on March 19, 2002 with the Securities and Exchange Commission.

3.       Recent Accounting Pronouncements:

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amounts have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net income. The amounts of reclassification of these promotional expenses for the second quarter 2002 and 2001 are $10,061 and $10,915, respectively, and for the 28 weeks ended July 14, 2002 and July 15, 2001 are $32,544 and $33,782, respectively.

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

The Company adopted the provisions of SFAS 141 and SFAS 142 in the first quarter of 2002 and has discontinued the amortization of its goodwill and indefinite-lived intangible assets.

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

For comparability, the table below reconciles the Company's reported earnings for the second quarter, third quarter, and fiscal year end to "adjusted" earnings for the 28 weeks ended July 15, 2001, the 40 weeks ended October 7, 2001 and the year ended December 30, 2001, which exclude goodwill amortization. There was no goodwill to amortize prior to 2001.

                                         July 15, 2001            October 7, 2001            December 30, 2001
                                      --------------------      ---------------------      ---------------------
                                      2nd Fiscal  28 Weeks      3rd Fiscal   40 Weeks      4th Fiscal   52 Weeks
                                      Qtr Ended     Ended        Qtr Ended    Ended         Qtr Ended     Ended
                                      ----------  --------      ----------   --------      ----------   --------
NET INCOME
  Reported net income                   $2,764      $1,079          $5,858    $6,937          $8,732     $15,669
  Goodwill amortization, net of tax      1,350       1,674             762     2,436             762       3,198
                                        ------------------------------------------------------------------------
  Adjusted net income                   $4,114      $2,753          $6,620    $9,373          $9,494     $18,867
                                        ------------------------------------------------------------------------

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of July 14, 2002 and July 15, 2001, respectively, are $65,722 and $74,270.

The Company has completed the transitional impairment testing. The Company has one segment for goodwill and financial reporting purposes. The transitional analyses resulted in no impairment charges.

Intangible assets as of July 14, 2002 consisted of the following:

                                                   Gross
                                                  Carrying      Accumulated
(In thousands)                                     Amount       Amortization
----------------------------------------------------------------------------
Amortized intangible assets:
   Restricted Convenant                           $  10,000       $   7,306
   Transitional Agreement                               150             150
                                                 --------------------------
                                                     10,150           7,456
                                                 ==========================
Unamortized intangible assets:
   Trademarks                                        22,892
   Patent Sublicense                                    488
                                                 ----------
                                                     23,380

                                                 ==========
Amortization of intangibles for the
  28 weeks ended July 14, 2002                   $    2,692
                                                 ==========

Estimated amortization expense of the amortized intangible assets will be $2,308 in 2002, $386 in 2003, and $0 for 2004, 2005 and 2006.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted SFAS 144 effective first quarter 2002. The adoption of SFAS 144 did not have an impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented be reclassified to conform with the provisions of SFAS 145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. The Company adopted SFAS 145 in the second quarter of 2002. The adoption of SFAS 145 did not have a material impact on our financial statements.

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 146.

4.       Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12- or 13-week fourth fiscal quarter.

5.       Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                        July 14, 2002       December 30, 2001
                                        -------------       -----------------

         Finished Goods ..............     $  9,801              $  8,974
         Raw Materials ...............        7,429                 7,748
         Packaging Supplies ..........        2,800                 2,849
                                           --------              --------
                                           $ 20,030              $ 19,571
                                           ========              ========

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

The following unaudited pro forma condensed results of operations for the periods ended July 14, 2002 and July 15, 2001 have been prepared as if the transaction occurred on January 1, 2001.

                                  For the 28 Weeks Ended
                                                  Pro Forma
                              July 14, 2002      July 15, 2001
                              -------------      -------------
Net Sales .................     $149,708            $159,071
Income from Operations ....       11,752              12,399
Net Income ................        3,180               2,347

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

At July 14, 2002, AAG has approximately $200 of federal net operating loss carryforwards. The losses are available to offset future federal taxable income through fiscal year 2021. Further, AAG may be classified as a personal holding company ("PHC") for federal income tax purposes. AAG, as a personal holding company ("PHC"), may be assessed a tax (in addition to the regular corporate federal income tax) on its undistributed PHC income. For the period ended July 14, 2002, AAG does not have any undistributed PHC income.

7.       Debt:

The Company funded the purchase price of the AAG acquisition through a $100,000 credit facility which replaced its existing revolving credit facility. The credit facility includes (a) a $60,000 term loan with maturities for each of the five years subsequent to December 31, 2000 of $7,500, $10,000, $13,250, $13,250
and $16,000, and (b) a $40,000 revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations. At July 14, 2002, the Company had outstanding balances of $13,900, on the revolving line of credit. The initial net proceeds of the credit facility were used to finance the acquisition of AAG, refinance the existing bank indebtedness of the Company, and pay related fees and expenses.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. One is a $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.75% maturing on December 31, 2003 and the other is a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.75% with $2,500 maturing on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their fair values are not material to the financial statements.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 2.25% to 3.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 1% to 2% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 1/2 %. Advances through July 14, 2002 bore interest at the Eurodollar Rate plus 2.75% and Prime Rate plus 1.50% with a weighted-average interest rate of 5.20% at July 14, 2002. The Company also pays a fee of 0.375% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility contains various restrictive covenants, which among other matters, requires the Company to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum EBITDA, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At July 14, 2002, the Company was in compliance with all covenants in the credit agreement.

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

Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                               Second Fiscal Quarter Ended             28 Weeks Ended
                                             -------------------------------    ------------------------------
                                             July 14, 2002     July 15, 2001    July 14, 2002    July 15, 2001
                                             -------------     -------------    -------------    -------------
Net Sales ............................            100.0%           100.0%           100.0%           100.0%
Cost of Goods Sold ...................             67.1             70.6             70.8             73.3
                                               --------         --------         --------         --------
  Gross profit .......................             32.9             29.4             29.2             26.7

Operating Expenses:
  Selling and marketing ..............              8.3              7.4              9.5              7.2
  General and administrative .........             11.2             12.6             11.8             12.5
                                               --------         --------         --------         --------
  Total operating expenses ...........             19.5             20.0             21.3             19.7

  Operating income ...................             13.4              9.4              7.9              7.0

Other Income (Expense):
  Interest expense ...................             (5.1)            (5.4)            (5.9)            (6.2)
  Interest income ....................              0.0              0.1              0.1              0.1
  Other, net .........................             (0.1)            (0.2)             0.0             (0.2)
                                               --------         --------         --------         --------
    Total other expense ..............             (5.2)            (5.5)            (5.8)            (6.3)
                                               --------         --------         --------         --------

Net Income ...........................              8.2%             3.9%             2.1%             0.7%
                                               --------         --------         --------         --------

Second Fiscal Quarter 2002 compared to Second Fiscal Quarter 2001

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                            Second Fiscal Quarter Ended
                           -----------------------------      Percentage
                           July 14, 2002   July 15, 2001        Change
                           -------------   -------------      ----------
                               (Dollars in thousands)

Popular ..................   $38,262         $40,874             (6.4)%
Economy ..................    18,658          20,429             (8.7)
Signature ................     3,617           5,411            (33.2)
Snacks ...................     2,293           3,635            (36.9)
Bowls ....................     6,006               -                -
                             -------         -------            -----
                             $68,836         $70,349             (2.2)%
                             -------         -------            -----

Total net sales for the second fiscal quarter ended July 14, 2002 decreased $1.5 million or 2.2% to $68.8 million from $70.3 million for the comparable quarter in 2001. Unit volume declined 4.1%. Net sales in the Popular and Economy product line decreased 6.4% and 8.7% respectively, as retailers continue to shift to a one-value-brand strategy. Signatures and Snack product lines reported a 33.2% and 36.9% decline respectively resulting from decreasing distribution. Bowl products, which were launched in the first quarter of 2002, reported net sales of $6.0 in the second fiscal quarter ended July 14, 2002.

Canadian net sales contributed 15.3% or $10.6 million to net sales for the second fiscal quarter of 2002 as compared to 13.8% or $9.7 million in the second quarter of 2001. This increase is due primarily to the launch of the new Bowl product line.

Gross Profit. Gross profit in the second fiscal quarter of 2002 increased $1.9 million to $22.6 million from $20.7 million for the comparable quarter in 2001. The gross margin increased to 32.9% of net sales from 29.4% for the comparable quarter in 2001. The improvement in gross profit and gross margin is primarily the result of improved operating efficiencies, lower commodity costs and the full quarter effect of the May, 2001 Budget Gourmet brands price increase in the Popular and Economy product lines.

Selling and Marketing Expenses. Selling and marketing expenses for the second fiscal quarter of 2002 increased $0.5 million to $5.7 million due primarily to advertising and higher reclamation expenses.

General and Administrative Expenses. General and administrative expenses for the second fiscal quarter declined $1.1 million to $7.7 million in 2002. General spending was up $0.2 million or 3.1% offset by a $1.3 million decline in amortization expenses due to the discontinuance of goodwill amortization.

Operating Income. Operating income for the second fiscal quarter ended July 14, 2002 was $9.2 million as compared to $6.6 million for the comparable quarter in 2001. This increase is due primarily to the improved gross profit and discontinuance of goodwill amortization.

Interest Expense. Interest expense for the second fiscal quarter of 2002 was $3.5 million compared to $3.8 million for the second quarter of 2001. The reduction is primarily the result of lower interest rates associated with the senior bank debt of the Company.

Interest Income. Interest income was $0.1 million for both the second fiscal quarter of 2002 and 2001.

Other, Net. Other expense was $0.1 million in the second fiscal quarter of 2002, as compared to $0.2 million in 2001.

Net Income. For the reasons stated above, net income for the second fiscal quarter ended July 14, 2002 was $5.7 million compared to $2.8 million in the second quarter of 2001.

The 28 Weeks Ended July 14, 2002 compared to the 28 weeks ended July 15, 2001

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from prior period.

                                   28 Weeks Ended
                           -----------------------------      Percentage
                           July 14, 2002   July 15, 2001        Change
                           -------------   -------------      ----------
                               (Dollars in thousands)

Popular ..................  $ 86,439        $ 90,370             (4.3)%
Economy ..................    41,930          39,714              5.6
Signature ................     9,553          12,488            (23.5)
Snacks ...................     5,358           7,778            (31.1)
Bowls ....................     6,428               -                -
                            --------        --------            -----
                            $149,708        $150,350             (0.4)%
                            --------        --------            -----

Total net sales for the 28 weeks ended July 14, 2002 decreased $0.6 million or 0.4% to $149.7 million from $150.3 million in 2001. Unit volume decreased 0.9%.

Net sales in the Popular product line decreased $3.9 million or 4.4% due to distribution loss resulting from the trade shift to a one brand strategy. Economy net sales increased $2.2 million or 5.6% due primarily to acquisition of AAG. Both Signature and Snack product lines reported a decline in net sales of $2.9 and $2.4 million respectively, due to decreased distribution. The Bowl product line, which was introduced in the first quarter of 2002, reported net sales of $6.4 million.

Canadian net sales contributed $25.2 or 16.8% of net sales for the 28 weeks ended July 14, 2002, compared to $22.8 or 15.2% for the comparable period in 2001. The increase is primarily due to the introduction of the new Bowl product line.

Gross Profit. Gross profit for the 28 weeks ended July 14, 2002 increased $3.6 million or 8.8% to $43.7 million from $40.1 million in the comparable period last year. Gross margin improved to 29.2% of net sales from 26.7%. The gross profit and margin improvements are primarily the result of the 2001 price increases, improved operating efficiencies, and lower commodity costs.

Selling and Marketing Expenses. Selling and marketing expenses for the 28 weeks ended July 14, 2002 were $14.2 million as compared to $10.9 million in the comparable time from last year. This increase is attributed primarily to expense related to a new advertising campaign in the 2002 first quarter.

General and Administration Expense. General and administrative expenses for the 28 weeks ended July 14, 2002 decreased $1.1 million to $17.7 million from the comparable period in 2001. The decrease is the net effect of the discontinuance of good will amortization of $1.6 million, partially offset by a $0.5 million or 3.5% increase in general spending.

Operating Income. Operating income for the 28 weeks ended July 14, 2002 was $11.8 million, an increase of $1.3 from the same period in 2001. The increase in operating income is primarily the net result of the year-to-date profit improvement coupled with decreased amortization and offset somewhat by higher advertising.

Interest Expense. Interest expense for the 28 weeks ended July 14, 2002 was $8.8 million as compared to $9.3 million for the same period in 2001. This $0.5 million improvement is the combined result of lower interest rates and lower debt levels.

Interest Income. Interest income was $0.1 million for the 28 weeks ended July 14, 2002 compared to $0.2 million for the 28 weeks ended July 15, 2001.

Other Net. Other income was $0.1 million for the 28 weeks ended July 14, 2002 as compared to other expenses of $0.3 million for the comparable period in 2001.

Net Income. For the reasons stated above, the net income for the 28 weeks under July 14, 2002 was $3.2 million as compared to $1.1 million in 2001.

Liquidity and Capital Resources

At July 14, 2002, the Company had $13.9 million outstanding on a $40.0 million line of senior revolving credit with Bank One, NA. The cash and cash equivalents were $0.9 million as of July 14, 2002 as compared to $3.4 million as of December 30, 2001. As of July 14, 2002, the Company was in compliance with all covenants of its senior credit agreement with Bank One.

Operating activities provided $14.4 million of cash in the first 28 weeks of 2002, as compared to $18.0 million for the 28 weeks of 2001. This $3.6 million decrease in cash provided by operating activities is the result of $4.3 million reduction in working capital, a $0.9 million reduction in depreciation and amortization, and a $0.5 million reduction in deferred income taxes, offset by a $2.1 million increase in net income.

Investing activities used $8.3 million for the 28 weeks ending July 14, 2002, as compared to $71.1 million for the comparable period in 2001. In the first quarter of 2001, the Company used $66.6 million to acquire the All American Gourmet Company.

Financing activities used $8.6 million of cash in the first 28 weeks ended July 14, 2002, compared to $53.8 million provided in the first 28 weeks of 2001. The Company paid $7.7 million in distribution to shareholders in 2002 to cover their tax liability related to 2001 operating results. On February 9, 2001, the Company obtained $66.6 million of cash primarily for the acquisition of AAG through borrowings under the credit facility. The Company funded the purchase price of the AAG acquisition through a $100.0 million credit facility which replaced its existing revolving credit facility. The credit facility includes
(a) a $60.0 million term loan with maturity for each of the five years subsequent to December 31, 2000 of $7.5 million, $10.0 million, $13.25 million, $13.25 million and $16.0 million, and (b) a $40.0 million revolving credit facility expiring on December 31, 2005, subject to certain borrowing base limitations.

As a part of the Company's strategic growth plan, the Company incurred approximately $9.5 million for new item placement expenses for the first 28 weeks of 2002 to introduce new products and increase product penetration. The Company plans on spending approximately $12.0 million on plant and equipment purchases in 2002, of which $8.2 has been incurred as of July 14, 2002, primarily to increase the production capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Of the $161.9 million of total indebtedness on July 14, 2002, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. The Company's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

New Accounting Pronouncements

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amounts have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net loss. The amounts of reclassification of these promotional expenses for the second quarter 2002 and 2001 are $10,061 and $10,915, respectively, and for the 28 weeks ended July 14, 2002 and July 15, 2001 are $32,544 and $33,782, respectively.

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

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

For comparability, the table below reconciles the Company's reported earnings for the second quarter, third quarter, and fiscal year end to "adjusted" earnings for the 28 weeks ended July 15, 2001, the 40 weeks ended October 7, 2001 and the year ended December 30, 2001, which exclude goodwill amortization. There was no goodwill to amortize prior to 2001.

                                         July 15, 2001            October 7, 2001            December 30, 2001
                                      --------------------      ---------------------      ---------------------
                                      2nd Fiscal  28 Weeks      3rd Fiscal   40 Weeks      4th Fiscal   52 Weeks
                                      Qtr Ended     Ended        Qtr Ended    Ended         Qtr Ended     Ended
                                      ----------  --------      ----------   --------      ----------   --------
NET INCOME
  Reported net income                   $2,764      $1,079          $5,858    $6,937          $8,732     $15,669
  Goodwill amortization, net of tax      1,350       1,674             762     2,436             762       3,198
                                        ------------------          ----------------          ------------------
  Adjusted net income                   $4,114      $2,753          $6,620    $9,373          $9,494     $18,867
                                        ------------------          ----------------          ------------------

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of July 14, 2002 and July 15, 2001, respectively, are $65,722 and $74,270.

Intangible assets as of July 14, 2002 consisted of the following:

                                                   Gross
                                                  Carrying      Accumulated
(In thousands)                                     Amount       Amortization
----------------------------------------------------------------------------
Amortized intangible assets:
   Restricted Convenant                           $  10,000       $   7,306
   Transitional Agreement                               150             150
                                                 --------------------------
                                                     10,150           7,456
                                                 ==========================
Unamortized intangible assets:
   Trademarks                                        22,892
   Patent Sublicense                                    488
                                                 ----------
                                                     23,380

                                                 ==========
Amortization of intangibles for the
  28 weeks ended July 14, 2002                   $    2,692
                                                 ==========

Estimated amortization expense of the amortized intangible assets will be $2,308 in 2002, $386 in 2003, and $0 for 2004, 2005 and 2006.

The Company has completed the transitional impairment testing. The Company has one segment for goodwill and financial reporting purpose. The transitional analyses resulted in no impairment charges.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding continued adequate cash flow, planned new product lines, investment in new capacity, and expectations of increased product penetration, as well as other indications of intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 16.8% of net sales for the 28 weeks ended July 14, 2002. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute position independent of those exposures. The Company does not enter into contract for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its first fiscal quarter ending July 14, 2002.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.75% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.75% with $2,500 maturing on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003,
respectively.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Number   Description
         ------   -----------

         99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

         99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K

                  The Company filed a Report on Form 8-K on May 14, 2002 appointing KPMG, LLP as the registrant's principal accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LUIGINO'S, INC.

Date:  August 26, 2002                  By: /s/ Thomas W. Knuesel
                                            ----------------------------------
                                            Thomas W. Knuesel
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX

       Number     Description
       ------     -----------

         99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995


         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

         99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)