Form 10-Q
period 2002-10-06
LUIGINOS INC
filed 2002-11-19
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended October 6, 2002
                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file number: 333-76569

                                 Luigino's, Inc.
             (Exact name of registrant as specified in its charter)

           Minnesota                   2038                  59-3015985
        (State of other         (Primary Standard         (I.R.S. Employer
jurisdiction of incorporation       Industrial           Identification No.)
        or organization)       Classification Code)

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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                                         1,000
------------------------------------        ------------------------------------
           (Class)                           (Outstanding at November 18, 2002)

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 6, 2002 (Unaudited) and
         December 30, 2001 ................................................... 3

         Consolidated Statements of Operations for the third fiscal quarter and 40 weeks ended October 6, 2002 (Unaudited) and
         October 7, 2001 (Unaudited) ......................................... 4

         Consolidated Statements of Cash Flows for 40 weeks ended October 6,
         2002 (Unaudited) and October 7, 2001 (Unaudited) .................... 5

         Notes to Financial Statements (Unaudited) ........................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........16


Item 4.  Disclosure Controls and Procedures ..................................17


PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders .................17

Item 6.  Other Information ...................................................17

Item 7.  Exhibits and Reports on Form 8-K ....................................17

Signatures ...................................................................18

Sarbanes-Oxley Section 302 Certifications of Chief Executive Officer and
Chief Financial Officer ......................................................19

                         LUIGINO'S, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                               October 6,  December 30,
                                                                  2002        2001
                                                               ---------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents ..............................   $   1,934    $   3,440
    Receivables, net of allowance for doubtful accounts of
      $146 and $146 ........................................      23,147       29,007
    Inventories ............................................      21,242       19,571
    Prepaid expenses and other .............................       2,698        2,939
                                                               ---------    ---------
      Total current assets .................................      49,021       54,957
                                                               ---------    ---------

Property, Plant and Equipment:
    Land ...................................................          22           22
    Buildings and improvements .............................      20,823       16,878
    Machinery and equipment ................................     122,586      116,636
    Office equipment and leasehold improvements ............       6,652        5,855
    Construction in progress ...............................       7,762        7,486
    Less - - Accumulated depreciation ......................     (66,717)     (57,644)
                                                               ---------    ---------
      Net property, plant and equipment ....................      91,128       89,233
                                                               ---------    ---------

Other Assets:
    Receivables from stockholder ...........................       4,472        4,722
    Deferred costs, principally debt issuance costs ........       3,913        6,323
    Restricted cash ........................................          46           44
    Goodwill ...............................................      39,648       39,648
    Other intangibles, net of amort of $9,731 and $5,884 ...      24,920       28,766
                                                               ---------    ---------
      Total other assets ...................................      72,999       79,503
                                                               ---------    ---------
Total Assets ...............................................   $ 213,148    $ 223,693
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt ...................   $  10,451    $  10,451
    Accounts payable .......................................      17,942       20,557
    Accrued expenses - -
      Accrued payroll and benefits .........................       5,195        5,889
      Accrued interest .....................................       2,029        4,557
      Accrued promotions and other .........................       6,311        6,142
      Declared shareholder tax distributions ...............          --        7,655
                                                               ---------    ---------
      Total current liabilities ............................      41,928       55,251

Long-term debt, less current maturities ....................     150,352      151,995
Deferred taxes .............................................       9,066        9,600
                                                               ---------    ---------
      Total liabilities ....................................     201,346      216,846
                                                               ---------    ---------

Commitments and Contingencies

Stockholders' Equity :
    Common stock - -
      Voting, $1 stated par value, 600 shares authorized;
        100 shares issued and outstanding ..................          --           --
      Nonvoting, $1 stated par value, 900 shares authorized;
        900 shares issued and outstanding ..................           1            1
    Additional paid-in capital .............................         655          655
    Declared shareholder tax distributions .................          --       (8,074)
    Swap fair market valuation .............................        (538)          --
    Retained earnings ......................................      11,684       14,265
                                                               ---------    ---------
      Total stockholders' equity ...........................      11,802        6,847
                                                               ---------    ---------
Total Liabilities and Stockholders' Equity .................   $ 213,148    $ 223,693
                                                               =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                Third Fiscal Quarter Ended             40 Weeks Ended
                                             --------------------------------  --------------------------------
                                             October 6, 2002  October 7, 2001  October 6, 2002  October 7, 2001
                                             ---------------  ---------------  ---------------  ---------------
Net Sales ..................................    $  70,980        $  67,762        $ 220,688        $ 218,113
Cost of Goods Sold .........................       47,284           45,167          153,318          155,371
                                                ---------        ---------        ---------        ---------
     Gross profit ..........................       23,696           22,595           67,370           62,742
                                                ---------        ---------        ---------        ---------

Operating Expenses:
     Selling and marketing expenses ........        6,563            4,877           20,757           15,763
     General and administrative expenses ...        7,522            8,202           25,250           27,009
                                                ---------        ---------        ---------        ---------
     Total operating expenses ..............       14,085           13,079           46,007           42,772
                                                ---------        ---------        ---------        ---------

     Operating income ......................        9,611            9,516           21,363           19,970

Other Income (Expense):
     Interest expense ......................       (3,422)          (3,729)         (12,221)         (13,017)
     Extinguishment of debt ................       (1,160)              --           (1,160)              --
     Interest income .......................           54               77              183              300
     Other, net ............................          (94)              (6)               3             (317)
                                                ---------        ---------        ---------        ---------
     Total other expense ...................       (4,622)          (3,658)         (13,195)         (13,034)
                                                ---------        ---------        ---------        ---------

Net Income .................................    $   4,989        $   5,858        $   8,168        $   6,936
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

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                      First 40 Weeks Ended
                                                                --------------------------------
                                                                October 6, 2002  October 7, 2001
                                                                ---------------  ---------------
Operating Activities:
   Net Income ...............................................       $  8,168        $  6,936
   Adjustments to net loss provided by (used in)
   operating activites -
    Depreciation and amortization ...........................         16,223          16,076
    Deferred income taxes ...................................             --            (332)
    Changes in operating assets and liabilities:
     Receivables ............................................          5,861           1,269
     Inventories ............................................         (1,672)         (1,379)
     Prepaid expenses and other .............................            240            (863)
     Accounts payable and accrued expenses ..................         (6,740)          3,675
                                                                    --------        --------
       Net cash provided by operating activities ............         22,080          25,382
                                                                    --------        --------

Investing Activities:
   Purchases of property, plant and equipment ...............        (10,967)         (5,042)
   Payments for deferred costs ..............................           (310)           (806)
   Business acquisition .....................................             --         (66,587)
                                                                    --------        --------
       Net cash used in investing activities ................        (11,277)        (72,435)
                                                                    --------        --------

Financing Activities:
   Borrowings on revolving credit agreement .................         77,700          68,211
   Payments on revolving credit agreement ...................        (63,966)        (69,200)
   Proceeds from debt .......................................         56,234          60,000
   Repayments of debt .......................................        (71,611)         (9,879)
   Increase in deferred financing costs .....................           (584)         (1,632)
   Increase (decrease) in restricted cash ...................             (3)             37
   Decrease in notes receivable .............................            250             444
   Distributions to stockholders ............................        (10,329)             --
                                                                    --------        --------
       Net cash provided by (used in) financing activities ..        (12,309)         47,981
                                                                    --------        --------

(Decrease) increase in cash and cash equivalents ............         (1,506)            928
Cash and cash equivalents, beginning of period ..............          3,440             313
                                                                    --------        --------
Cash and cash equivalents, end of period ....................       $  1,934        $  1,241
                                                                    ========        ========

Supplemental Information:
     Interest paid ..........................................         13,303          14,574
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

Operating results for the 40 weeks ended October 6, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income.

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 2001, filed on March 19, 2002 with the Securities and Exchange Commission.

3.       Recent Accounting Pronouncements:

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amounts have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net income. The amounts of reclassification of these promotional expenses for the third quarter 2002 and 2001 are $8,428 and $12,999, respectively, and for the 40 weeks ended October 6, 2002 and October 7, 2001 are $40,972 and $46,781, respectively.

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

The Company adopted the provisions of SFAS 141 and SFAS 142 effective with the first quarter of 2002 and has discontinued the amortization of its goodwill and indefinite-lived intangible assets.

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

For comparability, the table below reconciles the Company's reported earnings for the third quarter, and fiscal year end to "adjusted" earnings for the 40 weeks ended October 7, 2001 and the year ended December 30, 2001, which exclude goodwill amortization. There was no goodwill to amortize prior to 2001.

                                           Third Quarter           Year-to-date          52 Weeks
                                         (12 weeks) ended        (40 weeks) ended          Ended
                                       ---------------------   ----------------------   -----------
                                       October 6,  October 7,  October 6,  October 7,   December 30,
                                          2002        2001        2002        2001          2001
                                        -------     -------     -------     -------       -------
Reported net income ................    $ 4,989     $ 5,858     $ 8,168     $ 6,936       $15,669
Goodwill amortization, net of tax ..         --         762          --       2,437         3,199
                                        -------     -------     -------     -------       -------
Adjusted net income ................    $ 4,989     $ 6,620     $ 8,168     $ 9,373       $18,868
                                        =======     =======     =======     =======       =======

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of October 6, 2002 and October 7, 2001, respectively, are $64,568 and $70,290.

The Company has completed the transitional impairment testing. The Company has one segment for goodwill and financial reporting purposes. The transitional analyses resulted in no impairment charges.

Intangible assets as of October 6, 2002 consisted of the following:

                                                    Gross
                                                   Carrying  Accumulated
(In thousands)                                      Amount   Amortization
-------------------------------------------------------------------------

Amortized intangible assets:
Restricted covenant ..........................      $10,000     $ 8,460
Transitional agreement .......................          150         150
                                                   --------------------
                                                     10,150       8,610
                                                   ====================

Unamortized intangible assets:
Trademarks ...................................       22,892
Patent sublicense ............................          488
                                                   --------
                                                     23,380
                                                   ========

Amortization of intangibles for the
   40 weeks ended October 6, 2002 ............      $ 3,846
                                                   --------

Estimated amortization expense of the amortized intangible assets will be $1,154 in 2002, $386 in 2003, and $0 thereafter.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented be reclassified to conform with the provisions of SFAS 145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. The Company adopted SFAS 145 effective for the third quarter of 2002. The adoption of SFAS 145 resulted in the $1,160 loss due to the extinguishment of debt being recorded as other expense in the third quarter of 2002.

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

4.       Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12- or 13-week fourth fiscal quarter.

5.       Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                October 6, 2002  December 30, 2001
                                ---------------  -----------------

         Finished Goods             $  10,460      $   8,974
         Raw Materials                  8,287          7,748
         Packaging Supplies             2,495          2,849
                                    ---------      ---------
                                    $  21,242      $  19,571
                                    =========      =========

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

The following unaudited pro forma condensed results of operations for the periods ended October 6, 2002 and October 7, 2001 have been prepared as if the transaction occurred on January 1, 2001.

                                       For the 40 Weeks Ended

                                                       Pro Forma
                                 October 6, 2002    October 7, 2001
------------------------------  -----------------  -----------------

Net Sales..................         $ 220,688          $ 226,833
Income from Operations.....            21,363             21,915
Net Income.................             8,168              8,205

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

At October 6, 2002, AAG has approximately $200 of federal net operating tax loss carryforwards. The losses are available to offset future federal taxable income through fiscal year 2021. Further, AAG may be classified as a personal holding company ("PHC") for federal income tax purposes. AAG, as a PHC, may be assessed a tax (in addition to the regular corporate federal income tax) on its undistributed PHC income. For the 40 week period ended October 6, 2002, AAG does not have any undistributed PHC income.

7.       Debt:

On September 27, 2002, the Company entered into a new $75,000 credit facility to replace the $100,000 credit facility used to fund the AAG acquisition and to fund the Company's revolving credit. The new credit facility includes (a) a $42,500 term loan with maturities for each of the five years subsequent to December 31, 2001 of $5,000, $10,000, $12,500, $11,250, and $3,750, and (b) a
$32,500 revolving credit facility maturing on January 4, 2006, subject to certain borrowing base limitations. At October 6, 2002, the Company had outstanding balances of $13,734, on the revolving line of credit.

On February 4, 1999, the Company issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006, pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as Trustee. The Senior Subordinated Notes are due February 1, 2006 and may be redeemed by the Company for a premium after March 1, 2003. The Company may also redeem up to $35,000 of the Senior Subordinated Notes with net cash proceeds of any public offerings of Common Stock at any time prior to February 1, 2002 at a redemption price of 110% of the principal amount redeemed, provided that such redemption occurs within 45 days of the closing of such public offering.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. One is a $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.00% maturing on December 31, 2003 and the other is a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.00% with $2,500 maturing on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of October 6, 2002 is a liability of $538.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 1.75% to 2.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 0% to 0.5% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 0.5%. Advances through October 6, 2002 bore interest at the Eurodollar Rate plus 2.00% and Prime Rate plus 0.25% with a weighted-average interest rate of 5.00% at October 6, 2002. The Company also pays a fee of 0.25% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility and Indenture contain various restrictive covenants. The Credit Agreement among other matters, requires the Company to maintain a minimum debt service coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum tangible net worth, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At October 6, 2002, the Company was in compliance with all covenants in the credit agreement and Indenture.

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

Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                      Third Fiscal Quarter Ended       40 Weeks Ended
                                       ------------------------    ------------------------
                                       October 6,    October 7,    October 6,    October 7,
                                         2002          2001          2002           2001
                                       ---------     ---------     ---------     ---------
Net Sales ........................       100.0%        100.0%        100.0%        100.0%
Cost of Goods Sold ...............        66.6          66.7          69.5          71.2
                                         -----         -----         -----         -----
    Gross profit .................        33.4          33.3          30.5          28.8

Operating Expenses:
    Selling and promotional ......         9.3           7.2           9.4           7.2
    General and administrative ...        10.6          12.1          11.4          12.4
                                         -----         -----         -----         -----
    Total operating expenses .....        19.9          19.3          20.8          19.6

    Operating income .............        13.5          14.0           9.7           9.2

Other Income (Expense):
    Interest expense .............        (4.8)         (5.5)         (5.5)         (6.0)
    Extinguishment of debt .......        (1.6)          0.0          (0.6)          0.0
    Interest income ..............         0.0           0.1           0.1           0.1
    Other, net ...................        (0.1)          0.0          (0.0)         (0.1)
                                         -----         -----         -----         -----
      Total other expense ........        (6.5)         (5.4)         (6.0)         (6.0)
                                         -----         -----         -----         -----
Net Income .......................         7.0%          8.6%          3.7%          3.2%
                                         =====         =====         =====         =====

Third Fiscal Quarter 2002 compared to Third Fiscal Quarter 2001

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                                      Third Fiscal Quarter Ended
                                   --------------------------------   Percentage
                                   October 6, 2002  October 7, 2001     Change
                                   ---------------  ---------------   ----------
                                        (Dollars in thousands)

Popular .........................       $38,652         $41,301          (6.4)%
Economy .........................        18,743          19,433          (3.6)
Signature .......................         3,646           4,371         (16.6)
Snacks ..........................         2,433           2,657          (8.4)
Bowls ...........................         7,506              --            --
                                        -------         -------         -----
                                        $70,980         $67,762           4.7%
                                        =======         =======         =====

Total net sales for the third fiscal quarter ended October 6, 2002 increased $3.2 million or 4.7% to $71.0 million from $67.8 million for the comparable quarter in 2001. Unit volume increased 6.8% in the third fiscal quarter of 2002 over the same quarter in 2001. Retailers continue to shift to a one-value-brand strategy resulting in net sales in the Popular and Economy product lines decreasing 6.4% and 3.6% respectively. Signature and Snacks product lines declined 16.6% and 8.4% respectively due to decreased distribution. The Bowls product line, which was launched in the first quarter of 2002, reported net sales of $7.5 million in the third fiscal quarter ended October 6, 2002.

Canadian net sales were $10.8 million or 15.2% of total net sales in the third fiscal quarter of 2002, as compared to $7.3 million or 10.7% of net sales in the third fiscal quarter of 2001. Canadian sales have benefited from the introduction of the Bowls product line, the growth of the frozen entree market, and the continued use of advertising.

Gross Profit. Gross profit in the third fiscal quarter of 2002 increased $1.1 million to $23.7 million from $22.6 million in the third quarter of 2001. The increase is volume related. The gross margin for the third fiscal quarter of 2002 was 33.4% as compared to 33.3% for the comparable quarter in 2001.

Selling and Marketing Expenses. Selling and marketing expenses for the third fiscal quarter ended October 6, 2002, increased $1.7 million to $6.6 million due primarily to increased advertising expenses.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million to $7.5 million in the third fiscal quarter of 2002. The decline is due primarily to the discontinuance of goodwill amortization.

Operating Income. Operating income for the third fiscal quarter ended October 6, 2002 was $9.6 million as compared to $9.5 million for the same quarter in 2001. This increase is the net result of the volume driven increase in gross profit and the reduction in amortization expense, offset, partially, by increased advertising expenses.

Interest Expense. Interest expense for the third fiscal quarter of 2002 was $3.4 million as compared with $3.7 million for 2001. The $0.3 million decrease is the result of lower interest rates on the senior bank debt in the third fiscal quarter of 2002.

Extinguishment of Debt. During the third fiscal quarter of 2002 the Company refinanced its senior bank debt resulting in a $1.2 million expense due to the write off of deferred financing costs associated with the previous senior bank debt facility.

Interest Income. Interest income was $0.1 million for both the third fiscal quarters of 2002 and 2001.

Other, Net. Other expense was $0.1 million in the third fiscal quarter of 2002, as compared to zero in 2001.

Net Income. For the reasons stated earlier, net income for the third fiscal quarter ended October 6, 2002 was $5.0 million compared to $5.9 million in the third fiscal quarter of 2001.

The 40 Weeks Ended October 6, 2002 compared to the 40 weeks ended October 7,
2001

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from prior period.

                                            40 Weeks Ended
                                   --------------------------------   Percentage
                                   October 6, 2002  October 7, 2001     Change
                                   ---------------  ---------------   ----------
                                        (Dollars in thousands)

Popular .........................      $125,091        $131,671          (5.0)%
Economy .........................        60,673          59,147           2.6
Signature .......................        13,199          16,859         (21.7)
Snacks ..........................         7,791          10,436         (25.3)
Bowls ...........................        13,934              --            --
                                       --------        --------         -----
                                       $220,688        $218,113           1.2%
                                       ========        ========         =====

Total net sales for the 40 weeks ended October 6, 2002 increased $2.6 million or 1.2% to $220.7 million from $218.1 million in 2001. Unit volume increased 1.4%.

As noted earlier, the continued shift of retailers to a one-value-brand strategy has negatively affected net sales in the Popular and Economy product lines. As a result, net sales of the Popular product line decreased $6.6 million or 5.0% for the 40 weeks ended October 6, 2002 as compared with the comparable period in 2001. Net sales of the Economy product line increased $1.6 million or 2.6% due primarily to the acquisition of The All American Gourmet Company. Both Signature and Snacks product lines reported a decline in net sales of $3.7 and $2.6 million respectively, due to decreased distribution. The Bowls product line, which was introduced in the first quarter of 2002, reported net sales of $13.9 million for the 40 weeks ended October 6, 2002.

Canadian net sales contributed $36.0 million or 16.3% of net sales for the 40 weeks ended October 6, 2002, compared to $30.0 million or 13.8% of net sales for the comparable 40 week period in 2001. The increase in Canadian sales is the result of the continued growth of the frozen entree market in Canada, the introduction of the Bowls product line in the first quarter of 2002, and the volume impact from the continued use of advertising.

Gross Profit. Gross profit for the 40 week period ended October 6, 2002 increased $4.7 million to $67.4 million from $62.7 million in 2001. Gross margin improved to 30.5% of net sales from 28.8%. The gross profit and margin improvements are primarily the result of realizing the full year impact of the May, 2001, Budget Gourmet brands price increases, improved operating efficiencies, and lower commodity costs.

Selling and Marketing Expenses. Selling and marketing expenses for the 40 weeks ended October 6, 2002 increased $5.0 million to $20.8 million due primarily to higher advertising, distribution and reclamation expenses.

General and Administration Expense. General and administrative expenses for the 40 weeks ended October 6, 2002 decreased $1.8 million to $25.2 million from $27.0 million for the comparable period last year. The decrease is the net result of a $2.3 million decrease in amortization expenses due to the discontinuance of goodwill amortization, partially offset by a $0.5 million or 2.0% increase in general spending.

Operating Income. Operating income for the 40 weeks ended October 6, 2002 was $21.4, an increase of $1.4 million over the comparable period last year. The increase in operating income was primarily due to the gross profit improvement and decreased amortization expense partially offset by higher advertising expenses.

Interest Expense. Interest expense was $12.2 million for the 40 week period ended October 6, 2002 as compared to $13.0 million for the same 40 week period in 2001. This $0.8 million decrease is the result of lower interest rates on the senior bank debt.

Extinguishment of Debt. During the third fiscal quarter of 2002 the Company refinanced its senior bank debt resulting in a $1.2 million expense due to the write off of deferred financing costs associated with the previous senior bank debt facility.

Interest Income. Interest income for the 40 week period in 2002 was $0.2 million as compared to $0.3 million for the comparable period in 2001.

Other Net. There was no other income or expenses for the 40 weeks ended October 6, 2002 as compared $0.3 million expense in 2001.

Net Income. For the reasons stated above, the net income for the 40 week period in 2002 was $8.2 million as compared to $6.9 million in 2001.


Liquidity and Capital Resources

On September 27, 2002 the Company refinanced its then existing senior bank debt with a $75.0 million credit facility with LaSalle Bank, N.A. The credit facility includes (a) a $42.5 million term loan with maturities of $5.0 million, $10.0 million, $12.5 million, $11.25 million and $3.75 million respectively in fiscal years 2002 to 2006, and (b) a $32.5 million revolving credit facility expiring on January 4, 2006, subject to certain borrowing base limitations.

At October 6, 2002, the Company had $13.7 million outstanding on its $32.5 million line of senior revolving credit with LaSalle Bank, N.A. The cash and cash equivalents were $1.9 million as of October 6, 2002 as compared to $3.4 million as of December 30, 2001. As of October 6, 2002, the Company was in compliance with all covenants of its senior credit agreement with LaSalle Bank.

Operating activities provided $22.1 million of cash in the first 40 weeks of 2002, as compared to $25.4 million for the first 40 weeks of 2001. This $3.3 million decrease in cash provided by operating activities is the result of $5.0 million reduction in working capital offset by a $1.3 million increase in net income, a $0.1 million increase in depreciation and amortization, and a $0.3 million increase in deferred income taxes.

Investing activities used $11.3 million of cash for the 40 weeks ending October 6, 2002, as compared to $72.4 million for the comparable period in 2001. In the first quarter of 2001, the Company used $66.6 million to acquire the All American Gourmet Company.

Financing activities used $12.3 million of cash in the first 40 weeks ended October 6, 2002 as compared to $48.0 million in cash provided for the same 40 weeks in 2001. The Company paid $10.3 million in distributions to shareholders in 2002, $7.7 million to cover their tax liability related to 2001 operating results and $2.6 million as partial payment of their 2002 tax liability. On February 9, 2001, the Company obtained $66.6 million of cash primarily for the acquisition of AAG through borrowings under a $100.0 million credit facility which replaced its then existing revolving credit facility. On September 27, 2002, the Company refinanced this $100.0 million credit facility with a $75.0 million credit facility with LaSalle Bank, N.A. , drawing $56.2 million, $42.5 million of term and $13.7 million of revolver to pay off the former credit facility and cover related fees and expenses.

As a part of the Company's strategic growth plan, the Company incurred approximately $9.0 million for new item placement expenses for the first 40 weeks of 2002 to introduce new products and increase product penetration. The Company plans on spending approximately $12.0 million on plant and equipment purchases in 2002, of which $11.0 million has been incurred as of October 6, 2002, primarily to increase the production and distribution capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the shareholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Of the $160.8 million of total indebtedness on October 6, 2002, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to obtain any such refinancing on commercially reasonable terms or at all. The Company's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

New Accounting Pronouncements

Effective with the first quarter of 2002, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issues 00-14,"Accounting for Certain Sales Incentives" and 00-25,"Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." These EITF Issues provide that certain sales incentives and consideration paid by the Company to a retailer, such as new item placement fees, coupon redemption costs, feature price discounts, in-store display incentive and cooperative advertising, are reductions of net sales. Prior to adoption, the Company recognized these expenditures as selling expenses. To conform to current year presentation, prior year amounts have been appropriately reclassified. The result of these adoptions was a reclassification between selling expenses and net sales with no impact on net income. The amounts of reclassification of these promotional expenses for the third quarter 2002 and 2001 are $8,428 and $12,999, respectively, and for the 40 weeks ended October 6, 2002 and October 7, 2001 are $40,972 and $46,781, respectively.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." These statements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separate from goodwill. SFAS 142 provides that goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if necessary, for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives.

The Company adopted the provisions of SFAS 141 and SFAS 142 in the first quarter of 2002 and has discontinued the amortization of its goodwill and indefinite-lived intangible assets.

"Adjusted Earnings" - SFAS 142 Transitional Disclosure

For comparability, the table below reconciles the Company's reported earnings for the third quarter, and fiscal year end to "adjusted" earnings for the 40 weeks ended October 7, 2001 and the year ended December 30, 2001, which exclude goodwill amortization. There was no goodwill to amortize prior to 2001.

                                                Third Quarter                Year-to-date           52 Weeks
                                              (12 weeks) ended             (40 weeks) ended          Ended
                                           ------------------------    ------------------------   ------------
                                           October 6,    October 7,    October 6,    October 7,   December 30,
                                              2002          2001          2002          2001          2001
                                            -------       -------       -------       -------       -------
Reported net income .................       $ 4,989       $ 5,858       $ 8,168       $ 6,936       $15,669
Goodwill amortization, net of tax ...            --           762            --         2,437         3,199
                                            -------       -------       -------       -------       -------
Adjusted net income .................       $ 4,989       $ 6,620       $ 8,168       $ 9,373       $18,868
                                            =======       =======       =======       =======       =======

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of October 6, 2002 and October 7, 2001, respectively, are $64,568 and $70,290.

The Company has completed the transitional impairment testing. The Company has one segment for goodwill and financial reporting purposes. The transitional analyses resulted in no impairment charges.

Intangible assets as of October 6, 2002 consisted of the following:

                                                    Gross
                                                   Carrying  Accumulated
(In thousands)                                      Amount   Amortization
-------------------------------------------------------------------------

Amortized intangible assets:
 Restricted Covenant .........................      $10,000     $ 8,460
 Transitional Agreement ......................          150         150
                                                   --------------------
                                                     10,150       8,610
                                                   ====================

Unamortized intangible assets:
 Trademarks ..................................       22,892
 Patent Sublicense ...........................          488
                                                   --------
                                                     23,380
                                                   ========

Amortization of intangibles for the
   40 weeks ended October 6, 2002 ............      $ 3,846
                                                   --------

Estimated amortization expense of the amortized intangible assets will be $1,154 in 2002, $386 in 2003, and $0 for 2004, 2005 and 2006.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented be reclassified to conform with the provisions of SFAS
145. SFAS 145's amendment and
technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. The Company adopted SFAS 145 in the third quarter of 2002. The adoption of SFAS 145 resulted in the $1,160 loss due to the extinguishment of debt being recorded as an operating expense in the third quarter of 2002.

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

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding continued adequate cash flow, introduction of new products, investment in new capacity, and expectations of increased product penetration, as well as other indications of intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. The Company's forward-looking statements are subject to risks, uncertainties and assumptions including, among other things: general economic and business conditions; the Company's expectations and estimates concerning future financial performance, financing plans and the impact of competition; anticipated trends in the Company's industry; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 16.3% of net sales for the 40 weeks ended October 6, 2002. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute position independent of those exposures. The Company does not enter into contract for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its third fiscal quarter ending October 6, 2002.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.0% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.0% with $2,500 maturing on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003,
respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their fair values are reflected in the financial statements under the Stockholders' Equity section of the Consolidated Balance Sheet.

Other Market Risks. The Company has no history of, and does not anticipate in the future, investing in derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.

Item 4. Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of the evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Other Information

In connection with the "safe harbor" provisions of the Private Securities Litigation and Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99.1 to this report.

Item 7.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Number       Description
     ------       -----------

     99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


     (b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on October 3, 2002 to disclose a new senior credit agreement with LaSalle Bank, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUIGINO'S, INC.

Date:  November 18, 2002                   By: /s/ Thomas W. Knuesel
                                              ---------------------------------
                                              Thomas W. Knuesel
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Ronald O. Bubar, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Luigino's, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                   By   /s/Ronald O. Bubar
                                        ----------------------------------------
                                        Ronald O. Bubar
                                        Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Thomas W. Knuesel, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Luigino's, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                   By   /s/Thomas W. Knuesel
                                        ----------------------------------------
                                        Thomas W. Knuesel
                                        Chief Financial Officer

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