Form 10-K
period 2002-12-29
LUIGINOS INC
filed 2003-03-25
CIK 1083751

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

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

Yes  [X]   No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of July 14, 2002, the aggregate value of the voting and non-voting common equity held by non-affiliates was $0.

         As of March 21, 2003, the registrant had outstanding 1,000 shares of voting and non-voting common stock, par value $1.00 per share, which is the registrant's only class of common stock.

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

Item 1.  Business Description

         Luigino's, Inc. ("Luigino's" or the "Company") is one of the leading producers and marketers of frozen entrees in North America. Luigino's Michelina's and Budget Gourmet brands are the fourth and fifth most popular brands in the United States, respectively, and together represent 18.9% of the unit volume of the entire frozen entree category in the United States. The Company is the U.S. market leader in sales of non-diet entrees priced below $2.00, with an 88.7% market share based on unit volume. In Canada, the Company's Michelina's brand is the market share leader in the frozen dinners and entrees category, with a 41.8% market share. Luigino's produces over 200 different entrees, which it differentiates from its competition at all price points based on superior quality, freshness and value. The statistics in this paragraph are derived from information provided by A. C. Nielsen report on grocery retail greater than $2.0 million in sales for the 52-week period ended December 29, 2002.

         The frozen food market accounts for $27 billion of the entire supermarket industry. The frozen dinners and entrees category accounts for $4.9 billion of the frozen foods market. Entrees are defined as all precooked, frozen dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal. In comparison, dinners are defined as all precooked, frozen, multi-component meals packaged on a plate, on a tray, or in a boil-in-bag designed to be the entire meal. Frozen dinners and entrees, the product group in which Luigino's competes, is the single largest product category within the frozen prepared food market accounting for approximately 67.1% of that segment.

         According to A. C. Nielsen, frozen dinners and entrees remains one of the largest and fastest growing segments in the entire supermarket industry, growing 8.5% from $4.7 billion in 2000 to $5.1 billion in 2001 and 3.9% from 2001 to $5.3 billion in 2002. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households and single-parent families, and an increased emphasis on leisure time.

         The single-serve frozen entree category is further divided into three segments: Value priced entrees, Premium full flavor entrees and Healthy entrees. The $338.8 million Value segment is comprised of traditional, non-diet products priced below $2.00. The $1.1 billion Premium full flavor segment consists of traditional, non-diet products priced over $2.00. The $1.3 billion Healthy segment is made up of products that are low fat or reduced-calorie, most of which are priced over $2.00. Luigino's primarily competes in the Value segment of the U.S. single-serve frozen entree market, where it has an 88.7% share based on unit volume.

         The Company markets its Michelina's and Budget Gourmet brand products under five distinct product lines. Each product line has unique attributes and retail price points, as set forth below:

                                                                                                  % of Net Sales
                                                                                                Fiscal Years Ended
                                                                                      ----------------------------------------
                                                                                      December 29,  December 30,  December 31,
Product Line            Brand                    Price Point       Recipe                  2002         2001         2000
------------            -----                    -----------       ------             ----------------------------------------
Popular..........Michelina's, Budget Gourmet,    $1.39-$1.89   Traditional, Oriental       56.2%        60.9%         68.2%
                 Michelina's Yu Sing
Economy..........Michelina's, Budget Gourmet     $0.90-$1.67   Pasta & Sauce               27.3%        27.0%         12.9%
Signature........Michelina's                     $1.36-$2.39   Premium                      5.5%         7.3%         12.7%
Snacks...........Michelina's                     $1.00-$2.50   Pizza & Appetizers           3.6%         4.4%          6.2%
Bowls............Michelina's                     $1.27-$2.50   Traditional, Oriental        7.4%         0.4%          0.0%

         In November 1999, the Company entered into certain agreements with Self Serve Foods, Inc. ("SSFI"), an affiliated company, whereby SSFI manages the Company's vending business for a fee and the Company supplies product and certain support services at an agreed upon price. See "Items 13 - Certain Relationships and Related Transactions - Other Related Transactions."

         On February 9, 2001, the Company acquired all of the outstanding capital stock of The All American Gourmet Company, a Delaware corporation ("AAG") pursuant to a Purchase Agreement by and among the Company and Heinz Frozen Food Company ("Heinz"), a Delaware corporation and the parent company of AAG. At the date of closing, the only assets owned by AAG were intellectual property rights, including logos, trademarks, patent licenses, product formulas, quality specifications, customer lists and marketing materials. The aggregate consideration for the acquisition of AAG was $65 million in cash, of which $10 million was payable as a non-competition fee under a two-year co-pack agreement entered into on the same date between the Company and Heinz. This agreement expired on February 9, 2003 with all products being produced by the Company subsequent to this date. In addition, the Company agreed to purchase certain finished goods inventory from Heinz for a six-month period following the closing date and certain finished goods inventory remaining at the conclusion of the six-month period. As a result of this acquisition, the Company began to market and distribute the Budget Gourmet frozen entree product lines.

         Luigino's was incorporated in 1990. Since its incorporation, Luigino's has elected to be taxed as a corporation under Subchapter S of the U.S. Internal Revenue Code. The Company has made, and intends to continue to make, distributions to its stockholders to pay their income tax obligations as a result of the Company's status as an S Corporation. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG is responsible for federal, state and foreign taxes.

Competitive Strengths

         Leading Market Positions. Luigino's primarily competes in the Value price segment of the U.S. frozen entree market, where it has an 88.7% share based on unit volume. Luigino's has an 18.9% market share, based on unit volume, of the overall U.S. frozen entree market. The Company produced 69 of the top 200 frozen entrees measured by unit sales per point of distribution for the twelve weeks ended December 29, 2002. In the Canadian market, the Company had nine of the top ten and 18 of the top 25 best selling frozen entrees as measured by A.
C. Nielsen with more than 5% distribution for the 52-week period ended October 25, 2002.

         High Quality Products. Luigino's production process focuses on quality by starting with the freshest ingredients and by preparing its sauces from scratch based on its own recipes. Quality is continuously monitored by employee and management samplings, and employees are empowered to stop production if product quality is not being maintained.

         Efficient Operations and Flexible Production. Luigino's frozen entrees are produced at a state-of-the-art food processing plant located in Jackson, Ohio, and at a food processing plant in Duluth,

Minnesota, where labor costs are relatively low, but locally competitive for both sites. The Jackson plant operates 14 highly efficient and flexible production lines, manufacturing approximately one million entrees per day. The Company's practices of manufacturing product in line with customer orders and shipping primarily in truckload quantities also contribute to the efficiency of operations. The Company's production lines are also highly flexible, enabling the Company to quickly shift production among different products, essentially producing products to customer orders, which eliminates the need for substantial inventories, shortens cycle time between manufacture and consumption, and promotes higher quality product at the retail point of sale.

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

         Acquisition and Introduction of New Product Lines. The acquisition of the Budget Gourmet brand, and its subsequent integration into Luigino's business, has enhanced the Company's presence in the frozen entree category. With the Michelina's and Budget Gourmet brands, Luigino's now has a complete offering in the Value segment, meeting consumer needs for high quality, value priced frozen entrees.

         The Company has proven ability to successfully identify new market segments and created products and line extensions to fill these niches. One of the fastest-growing segments in the frozen entree category has been the Healthy segment. The healthy segment makes up 42% of Entree Category sales and is growing faster than Premium or Value with unit sales up 3.6% and dollars up 7.4% from a year a go. In January 2003, Luigino's launched a line of healthy entrees under the "Lean Gourmet" brand name. This new product line appears to be meeting a high degree of acceptance by the trade. In addition, the Company continues to develop and introduce new items to refresh existing product lines and maintain variety.

         Experienced and Motivated Management Team. The Company was founded in 1990 by Jeno F. Paulucci, a well-known food industry executive with over 50 years of experience. Mr. Paulucci has founded several successful food companies, including Chun King Corporation which he sold in 1967 to R.J. Reynolds Food Company and Jeno's Inc. which he sold in 1985 to The Pillsbury Co. Mr. Paulucci was the first Chairman of the Board of R.J. Reynolds Food Company (now RJR Nabisco, Inc.). Ron Bubar, the Company's President and Chief Executive Officer, who has managed production of Luigino's products since its inception, has more than 30 years of experience in the food industry, and has held senior management positions at The Pillsbury Co. and Jeno's Inc. A portion of senior management incentive compensation is linked to growth in EBITDA (earnings before interest, taxes, depreciation and amortization). Under management's stewardship, the Company has grown substantially since Luigino's was founded in 1990. Net sales have grown from $176.4 million in the fiscal year ended January 3, 1999 to $295.6 million in the fiscal year ended December 29, 2002, with a compound annual growth rate of 13.8%.

Business Strategy

         Increase Product Penetration. Product penetration is measured by "all commodity volume," which measures the percentage of U.S. supermarkets with annual sales exceeding $2.0 million that sell the product in question. Although Michelina's and Budget Gourmet products as a group have a broad based national distribution represented by a total 93.0% all commodity volume; the all commodity volume of many of its best selling entrees is relatively low. For example, the average all commodity volume for the Company's top ten Popular products is 38.0%. Accordingly, the Company believes it can significantly increase sales by increasing the penetration levels of Michelina's and Budget Gourmet "best sellers." The Company is implementing this strategy by focusing "slotting" expenditures on increasing penetration of these best selling items. Slotting expenditures are paid to retailers to obtain shelf space for additional items.

         Develop Pizza and Snacks Business. In 1998, Luigino's began marketing products in two of the fastest growing categories of the frozen prepared food industry - frozen appetizer/snack rolls and frozen pizza. Jeno Paulucci, Luigino's founder and Chairman, was a pioneer of the frozen hot snacks concept, and his company, Jeno's, Inc., was a market share leader in the frozen pizza category and manufactured and marketed the Pizza Roll, which is still the leading single product in the appetizers and snack roll category. The Company has developed and applied for a patent on a unique crisp microwavable pizza crust concept. The Jackson, Ohio facility is fully equipped to manufacture frozen pizza and snack products and currently produces such products for sale by the Company. In January 2003, the Company launched a full size value priced pizza utilizing this unique, patented crispy crust formulated for either oven or microwave. This product has met a high degree of acceptance from the trade.

         Expand International Sales. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia to build international sales while reducing the time and risk associated with entering new markets. In 2002, Luigino's further developed relationships in Japan and Mexico in pursuit of launching the Michelina's brand. Japan and Mexico (with a combined population greater than 220 million), are two large markets with a growing appetite for prepared frozen foods. The Company anticipates that Mexico, in particular, could become a growing market for the Company's products.

Industry Overview

         The U.S. supermarket industry is relatively stable with growth based on modest price and population increases. The frozen food market accounts for $27 billion of the entire supermarket industry. Frozen dinners and entrees is the single largest product category within the frozen food market growing 3.4% from $5.1 billion in 2001 to $5.3 billion in 2002. Growth in the frozen dinner and entree category is attributed to the change in U.S. family profiles and consumer lifestyles, including dual-income households, single parent families, and an increased emphasis on leisure time.

         Luigino's primarily competes in the Value segment of the U.S. frozen entree market. Entrees are defined as all precooked, frozen, single dishes packaged on a plate, on a tray, or in a boil-in-bag designed to be the main dish of a meal.

Products

         Entrees. Luigino's has marketed its Michelina's and Budget Gourmet brands frozen entree products under five distinct product lines.

         The Popular product line, which consists of products represented under the sub-brands of Authentico, Yu Sing, and Premium, is targeted at quality-oriented, value-conscious consumers. The products are comprised of a variety of popular recipes using high-quality pasta and sauce and are usually accompanied by beef, chicken or seafood; the Asian entrees are marketed under the Yu Sing sub-brand. The Popular products contributed approximately 56.2% to the Company's net sales for the year ended December 29, 2002. These products are priced between $1.39 and $1.89, placing them in the Value segment. The following is a listing of typical Popular products available in the United States:

Macaroni & Cheese
Chicken Primavera
Glazed Chicken
Penne Pasta with Mushroom
Noodles Romanoff
Italian Sausage
Layered Lasagna w/Meat Sauce
Fettuccine Alfredo
Spaghetti Bolognese
Penne Primavera
Lasagna with Meat Sauce
Lasagna Alfredo
Fettuccine Alfredo w/Broccoli & Chicken
Macaroni & Sharp Cheddar Cheese
Eggplant Parmigiano
Salisbury Steak
Meatloaf
Layered Lasagna Pomodoro
Stuffed Cheese Rigatoni
Shaved, Cured Beef
Risotto Parmigiano
Chicken a la King
Macaroni & Beef
Chicken Pesto
Fettuccine Creamy Pesto
Black Bean Chili
Teriyaki Chicken
Vegetable & Chicken Stir Fry
Layered Lasagna with Vegetables
Linguini with Clams & Sauce
Penne Pollo
Lasagna Pollo
Lasagna with Vegetables
Spaghetti & Meatballs
Macaroni & Cheese with Ham

Fettuccine Primavera with Chicken
Pepper Steak
Four-Cheese Lasagna
Roasted Sirloin Supreme
Fettuccine & Meatballs in Wine Sauce
Noodles Stroganoff
Swedish Meatballs
Noodles with Chicken, Peas & Carrots
Cheese Ravioli
Pepper Steak
Oriental Beef & Peppers
Chicken & Almonds
Chicken Chow Mein
Garlic Chicken
Shrimp Fried Rice
Pork & Shrimp Fried Rice
Sweet & Sour Chicken
Chicken Lo Mein
Shrimp Lo Mein
Teriyaki Beef
Chicken Fried Rice
Pork Fried Rice
Beef Stroganoff
Cheese Manicotti with Marinara Sauce
Beef Pepper Steak with Rice
French Recipe Chicken
Three Cheese Lasagna
Glazed Turkey LF
Roast Beef Supreme
Fettuccini & Meatballs in Wine Sauce
Beef Cheddar Melt
Pasta, Wine & Mushroom Sauce w/ Chicken
Chicken Nuggets & French Fries
Corn Dogs & French Fries
Poppin' Chicken and Potato Nuggets

         The Economy products, currently represented under the sub-brands Zap'ems and Classics, contributed approximately 27.3% to the Company's net sales for the year ended December 29, 2002. These products are priced between $0.90 and $1.67, placing them in the Value segment. The products are generally comprised of pasta and sauce entrees. The Economy line is targeted to active, working singles and children. The following is a listing of typical Economy products available in the United States:

Fettuccine Carbonara
Rigatoni Pomodoro
Shells & Cheese with Jalapeno
Egg Noodles Alfredo
Macaroni & Beef
Spaghetti with Tomato & Basil
Noodles `N Chicken
Spaghetti Marinara
Macaroni & Cheese
Vegetable Stir Fry
Penne with Mushroom Sauce
Wheels & Cheese
Spicy Spirals
Chili-Mac

Ziti Parmesan
Rigatoni Cr. Sauce w/ Broccoli & Chicken
4 Cheese Fettucini Alfredo
Chinese Vegetable & White Chicken
Szechwan Vegetable & Chicken
Angel Hair Pasta w/ Tom. & Meat Sauce
Lasagna Alfredo with Broccoli
Pasta Primavera Parmesan
Lasagna Mozzarella
Penne Pasta with Tomatoes & Sausage
Escalloped Noodles & Turkey
Lasagna with Meat Sauce
Italian Vegetable & White Chicken with Rice
Wild Rice Pilaf with Vegetables

         The Signature products contributed approximately 5.5% to the Company's net sales for the year ended December 29, 2002. The Signature product line is designed to be a value-priced, premium product. These products are restaurant-style recipes priced between $1.36 and $2.39. The following is a listing of typical Signature products available in the United States:

Chicken Marsala w/Garlic Mashed Potatoes
Sirloin Beef Peppercorn w/Egg Noodles
Beef Pot Roast w/Roasted Potatoes
Salisbury Steak & Gravy w/Shells & Cheese
Layered Lasagna with Meat Sauce
Beef Burgundy with Garlic Mashed Potatoes
Shrimp Alfredo with Fettuccine
Grilled Chicken Alfredo
Meatloaf & Gravy w/ Sour Cream Potatoes

         The Snack products contributed approximately 3.6% to the Company's net sales for the year ended December 29, 2002. These products are priced between $1.00 and $2.50, placing them in the Value segment. The following is a listing of typical Snack products available in the United States:

Pizza Rolls
-----------
Cheese
Hamburger
Pepperoni
Combination
Four Meat

Egg Rolls
---------
Shrimp
Chicken
Pork & Shrimp
Sweet & Sour Pork
Szechwan Chicken

Single-Serve Pizzas
-------------------
Cheese
Pepperoni & Cheese
Combination
Supreme

The Bowl products contributed approximately 7.4% to the Company's net sales for the year ended December 29, 2002. These products are priced between $1.27 and $2.50, placing them in the Value segment. The product line is targeted to consumers who desire a value priced bowl option. The following is a listing of typical Bowl products available in the United States:

Homestyle Bowls
---------------
Chicken Alfredo with Broccoli
Chicken & Noodles
Potato Topped Baked Chicken
Chicken Wild Rice Casserole
Shrimp Alfredo
Shrimp & Vegetable Alfredo
Vegetable & Beef Stew

Yu Sing Bowls
-------------
Teriyaki Chicken
Spicy Beef & Broccoli
Shrimp Fried Rice
Honey Ginger Chicken
Teriyaki Steak
Spicy Peanut Chicken
Sesame Chicken
Sweet & Sour Chicken
Chicken & Vegetables

Budget Gourmet Bowls
--------------------
Sweet & Sour Chicken
Teriyaki Chicken
Vegetables & Chicken
Shrimp Fried Rice
Potato Topped Baked Chicken
Vegetables & Beef Stew
Spicy Beef & Broccoli
Shrimp & Vegetables Alfredo
Honey Ginger Chicken
Chicken & Noodles
Grilled Chicken Caesar
Stuffed Rigatoni
Homestyle Chili
Lasagna w/ Meat Sauce


Marketing, Sales and Distribution

         United States. Luigino's markets its products through a network of approximately 30 independent broker groups managed by an internal sales force organized by regional territories. The brokers are responsible for local execution of new item introductions, trade promotions and on-shelf merchandising. The Company's regional managers are responsible for working with the broker network to develop trade promotion and merchandising strategies. The regional managers are individually responsible for achieving new item penetration, sales growth and performance of the promotion and merchandising strategies.

         Luigino's has broad-based national presence, with Michelina's and Budget Gourmet products selling in approximately 93.0% of the U.S. supermarkets with annual sales exceeding $2.0 million. Luigino's markets its products to national and regional supermarket chains, which operate their own warehouses and distribution facilities as well as retail outlets. Luigino's products are also sold to wholesalers, which service independent retailers and retail groups. Wholesalers offer a full line of services that may include warehouse, accounting and in-store merchandising for their retail customers. In addition, the Company sells its products to U.S. military commissaries. Shipments are generally made to customers directly from the Company's production facilities through public carriers.

         One of Luigino's ongoing marketing initiatives is the focusing of "slotting" payments to retailers to obtain additional shelf space for its proven best selling products. The Company plans and executes various promotional programs which provide price reductions from normal suggested retail prices to retail stores. These programs are for specified time periods and may be limited to geographic areas and products. They are often coupled with local and cooperative advertising campaigns to stimulate volume. Luigino's began television advertising the Michelina's brand in 2002 in five test markets. The advertising was very successful on all measures and drove a 30% gain in overall Michelina's sales in the test markets while awareness grew from 46% to 69%. Results are similar to those in Canada, where the Company has conducted significant television advertising during the past 5 1/2 years with Michelina's brand awareness increasing from 18% in 1997 to 84% in 2002.

         International Marketing. Luigino's has successfully utilized joint marketing arrangements in Canada and Australia. In Canada, Michelina's products are sold and distributed by Schneider Foods Inc., one of the country's largest and most prominent food producers. Wholesale sales in Canada have more than quadrupled in the past five years, exceeding $110 million (Canadian) in 2002. With a 41.8% share of market, Michelina's is the number one selling brand of frozen entrees in Canada.

         Luigino's also markets and distributes its products in Central America and the Pacific Rim. In 2003, the Company plans to expand into other international markets. See "Business Strategy-Expanded International Sales."

Competition

         The frozen food industry is highly competitive. Within the U.S. frozen food entree market, there are a number of established brands, many of which are produced and distributed by very large and diversified companies. Luigino's principal competitors are ConAgra, Inc. (Healthy Choice, Marie Callender and Banquet), Nestle Holdings, Inc. (Stouffer's and Lean Cuisine), Specialty Products (Jose Ole'), and H.J. Heinz Co. (Weight Watchers and Boston Market). Certain of these companies have introduced and may continue to introduce products and pricing strategies intended to compete directly with Luigino's. Other companies in the frozen food manufacturing industry may compete with Luigino's in the future, such as Mars, Inc., who introduced a line of Uncle Ben's in 1999.

         Luigino's primarily competes in the Value price segment of the frozen entree market, where the Michelina's and Budget Gourmet brands are the market share leader with an 88.7% share based on unit volume. Luigino's has 18.9% market share of the overall frozen entree market while competing with much larger companies, such as Nestle, H.J. Heinz and ConAgra. The Company believes that its greatest competitive strengths lie in brand recognition, efficient operations, quality, price and prompt delivery to meet the customer's needs.

Raw Materials

         Luigino's uses large quantities of ingredients in its frozen entrees, including principally beef, chicken, cheese, tomatoes and flour, which are generally sourced from the U.S. commodity market. Luigino's manages the cost of production by producing some of its own ingredients, by entering into long-term contracts and by the customization of shipments in order to reduce warehousing time and space. For example the Company produces meatballs and pasta for some of its entrees. The Company also, in some cases, enters into one to three year supply contracts that fix the price for raw materials. These contracts, however, do not cover all of the ingredients for the Company's products. Luigino's also utilizes significant quantities of plastic and cardboard for its packaging requirements. Supplies of raw materials and packaging requirements are readily available from a number of sources.

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

Employees

         Luigino's has approximately 1,385 employees, of whom 207 are engaged in production and distribution in Duluth, 937 are engaged in production and distribution in Jackson, and 241 are involved in management, administration and field support. As of December 29, 2002, approximately 1,144 of Luigino's employees at the Duluth, Minnesota and Jackson, Ohio facilities were represented by collective bargaining agreements with the United Food and Commercial Workers Union. The Duluth agreement expires in July 2003, and the Jackson agreement expires in March 2006. Although Luigino's considers employee relations generally to be good and has not experienced any strikes or work stoppages in the past, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on the Company's business. The Company cannot be certain that when the existing collective bargaining agreements expire, new agreements will be reached without union action or that any new agreements will be on terms satisfactory to the Company.

Government Regulation

         Luigino's production facilities and products are subject to extensive regulation. This regulation covers, among other things, the processing, packaging, storage, distribution, advertising and labeling of the Company's products, and environmental compliance. The material regulations to which Luigino's is subject include regulations promulgated under the Federal Food, Drug and Cosmetic Act, the Nutrition Labeling and Education Act, the Federal Trade Commission Act and the Occupational Safety and Health Act, each as amended. Luigino's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. Compliance with existing federal, state and local laws and regulations is not expected to have a material adverse effect on Luigino's. However, the Company cannot predict the effect, if any, of laws and regulations that may be enacted in the future, or of changes in the enforcement of existing laws and regulations that are subject to extensive regulatory discretion. Luigino's may need to incur expenses or liabilities to comply with these laws and regulations in the future, including those resulting from changes in health laws and regulations, that may have a material adverse effect on Luigino's. As required by law, U.S. Department of Agriculture employees are stationed at the Duluth and Jackson facilities to inspect all meat and poultry products processed by Luigino's. The Duluth and Jackson facilities are also subject to federal, state and local regulation regarding work place health and safety. Difficulties with or failures to obtain any governmental approval of products or plant working conditions could have a material adverse effect on Luigino's.

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

Item 2.  Properties

         The Company maintains office and production facilities as follows: (a) approximately 40,280 feet of office space is leased by the Company in Duluth, Minnesota; (b) approximately 80,000 square feet of production, storage and office space is owned by the Company in Duluth, Minnesota; (c) approximately 35,000 square feet of warehouse space is owned by the Company in Duluth, Minnesota; (d) approximately 375,000 square feet of production and storage space is leased by the Company in Jackson, Ohio; (e) approximately 72,000 square feet of freezer space is owned by the Company and is located on property partially owned by the Company and partially leased from the City of Jackson, Ohio; (f) approximately 6,000 square feet of office space is leased by the Company in Sanford, Florida; and (g) approximately 3,600 square feet of office space is leased by the Company in Minneapolis, Minnesota. Certain leases are with related parties. See "Item 13 - Certain Relationships and Related Transactions."

         On June 25, 1999, the Company announced that the State of West Virginia intends to construct and lease to the Company an approximately 200,000 square foot production facility in West Virginia. This project is currently on hold. The Company has sufficient capacity while this project remains on hold to meet its current and anticipated production needs.

Item 3.  Legal Proceedings

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established public trading market for the Company's common stock. There are twelve holders of the Company's common stock. The Company's 10% Senior Subordinated Notes Due 2006 (the "Notes") have been registered pursuant to the Securities Act of 1933. The Notes are not listed on a securities exchange nor quoted on an automated quotation system. The Company made dividend distributions to its stockholders of $10.7 million in 2002, consisting of $10.3 million in cash and $0.4 million in state tax credits from previous years, $8.1 million to cover stockholders' tax liabilities for fiscal 2001, and $2.6 million as partial payment of tax liabilities for fiscal 2002. In January 2003, the Company made additional dividend distribution to the stockholders of $4.6 million to cover the remaining stockholders' tax liabilities for fiscal 2002. The Company made no dividend distributions to its stockholders in 2001.

Item 6.  Selected Financial Data

         The following selected financial information should be read in conjunction with the Financial Statements and related Notes to Financial Statements on pages F-1 through F-19 of this report. The statement of operations data and balance sheet data presented below as of and for the fiscal years ended December 29, 2002, December 30, 2001, December 31, 2000, January 2, 2000 and January 3, 1999 have been derived from the financial statements, which have been audited by KPMG LLP for fiscal 2002 and Arthur Andersen LLP, independent public accountants, for prior fiscal years.

                          LUIGINO'S INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                             Fiscal Years Ended
                                               December 29,     December 30,    December 31,     January 2,      January 3,
                                                  2002              2001           2000             2000            1999
                                               ------------     ------------    ------------     ----------      ----------
Net Sales....................................    $295,615        $ 295,578       $ 225,847       $ 201,430       $ 176,433
Cost of Goods Sold...........................     200,619          205,943         160,453         148,097         118,334
                                                 --------         --------         -------        --------        --------
     Gross profit............................      94,996           89,635          65,394          53,333          58,099
                                                 --------         --------         -------        --------        --------

Operating Expenses:
     Selling and marketing expenses..........      28,667           20,813          20,295          20,463          12,982
     General and administrative expenses.....      34,495           36,847          26,061          24,536          21,272
     Reserve for plant impairment (a) .......           -                -               -            (776)          5,172
                                                 --------         --------         -------        --------        --------
     Total operating expenses................      63,162           57,660          46,356          44,223          39,426
                                                 --------         --------         -------        --------        --------

     Operating income........................      31,834           31,975          19,038           9,110          18,673

Other Income (Expense):
     Interest expense........................     (15,370)         (16,634)        (13,299)        (12,323)         (6,509)
     Extinguishment of debt..................      (1,160)               -               -             379             436
     Interest income.........................         233              435             373             168             235
     Other, net..............................         225             (107)            543               -               -
                                                 --------         --------         -------        --------        --------
Net Income (Loss)............................    $ 15,762         $ 15,669         $ 6,655        $ (2,666)       $ 12,835
                                                 ========         ========         =======        ========        ========

(a) Represents a non-cash charge of $4,722 and estimated cash expenditures of $450 incurred in connection with the impairment of assets related to a potential plant facility located in Hibbing, Minnesota. In fiscal 1999, the Company received a cash settlement of $776.

         Certain amounts in the selected financial data for fiscal years 2001, 2000, 1999 and 1998 have been reclassified to conform with the fiscal year 2002 presentation. These reclassifications had no effect on stockholders' equity (deficit) or net income (loss).

Item 7.  Management's Discussion and Analysis

Critical Accounting Policies

         Our significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in Item 8 of this Form 10-K. Management believes the following critical accounting policies reflect its more significant judgements and estimates used in the preparation of the Company's consolidated financial statements.

         Revenue Recognition, Promotional Expenses and Promotional Accruals. The Company recognizes revenues upon shipment of product to its customers. In conjunction with these revenues the Company records estimated accruals for trade sales promotional expense, new product introduction fees, and feature price discounts. The Company adopted the accounting guidelines of Emerging Issues Task Force (EITF) Issue No. 01-09 in the first quarter of fiscal 2002. This Issue requires that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives, be classified as a reduction of sales rather than as marketing expenses. Prior period amounts have also been reclassified, with no effect on the Company's previously reported earnings. Promotional accruals are recorded, either as a lump sum or rate per case, based on specific programs which are in effect for a particular customer at time of shipment.

         Depreciable Lives and Impairment of Long-lived Assets. Property, plant and equipment are stated at cost. Additions and improvements that extend the life of an asset are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided principally using the straight-line method based upon an estimated useful life of 20 to 40 years for buildings and leasehold improvements, 5 to 10 years for machinery and equipment and 3 to 10 years for office equipment. Property, plant and equipment, and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgement.

         Impairment of Goodwill or Other Intangible Assets. At December 29, 2002, the Company had $39.6 million of goodwill and $23.8 million of other intangible assets, accounting for approximately 29% of the Company's total assets. The Company annually evaluates goodwill and other unamoritized intangibles for impairment. Future events could cause the Company to conclude that the goodwill and other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and operational performance.

         The following discussion of the financial condition and results of operations of Luigino's should be read in conjunction with the Company's Financial Statements and Notes thereto.

Results of Operations

         The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of sales.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)

                                   (Unaudited)

                                                          Fiscal Years Ended
                                               ------------------------------------------
                                               December 29,   December 30,   December 31,
                                                   2002           2001          2000
                                               ------------   ------------   ------------
Net Sales.......................................  100.0 %       100.0 %        100.0 %
Cost of Goods Sold..............................   67.9          69.7           71.0
                                                  ------        -----          -----
     Gross profit...............................   32.1          30.3           29.0
                                                  ------        -----          -----

Operating Expenses:
     Selling and marketing expenses.............    9.7           7.0            9.0
     General and administrative expenses........   11.7          12.5           11.6
                                                  ------        -----          -----
     Total operating expenses...................   21.4          19.5           20.6
                                                  ------        -----          -----

     Operating income...........................   10.7          10.8            8.4

Other Income (Expense):
     Interest expense...........................   (5.2)         (5.6)          (5.9)
     Extinguishment of debt.....................   (0.4)            -              -
     Interest income............................    0.1           0.1            0.2
     Other, net.................................    0.1             -            0.2
                                                  ------        -----          -----
     Total other expense........................   (5.4)         (5.5)          (5.5)
                                                  ------        -----          -----

Net Income......................................    5.3 %         5.3 %          2.9 %
                                                  ======        =====          =====

Fiscal Year 2002 compared to Fiscal Year 2001

         Net Sales. The following table reflects the Company's net sales by product line and the percentage change from prior year.

                              Fiscal Years Ended
                          -----------------------------
                          December 29,     December 30,     Percentage
                             2002               2001          Change
                          ------------     ------------     ----------
                             (Dollars in thousands)

Popular ..............     $166,281           $179,956           (7.6)%
Economy ..............       80,651             79,881            1.0
Signature ............       16,291             21,697          (24.9)
Snacks ...............       10,638             13,013          (18.3)
Bowls ................       21,754              1,031        2,010.0
                           --------           --------        -------
                           $295,615           $295,578            0.0 %
                           ========           ========        =======

Total net sales were flat at $295.6 million for both 2002 and 2001. Net sales in the Popular product line decreased $13.7 million or 7.6% due to a shift of retailers to a one-value-brand strategy. Net sales for the Economy product line increased $0.8 million or 1.0% due primarily to the acquisition of The All American Gourmet Company. Signature and Snacks net sales declined $5.4 million and $2.4 million respectively due to decreased distribution. The Bowl product line, which was launched in late 2001 in the U.S., recorded a $20.7 million increase in net sales in 2002.

Canadian net sales contributed $47.5 million or 16.1% to net sales in 2002 compared to $40.0 million or 13.5% for 2001. The increase in Canadian sales is the combined result of the continued growth of the frozen entree market in Canada, the introduction of the Bowls product line in 2002, and the volume impact from the continued use of advertising.

Volume increases were recorded in the Economy and Bowl product lines due to the acquisition of AAG and the introduction of the new bowl line in late 2001, respectively. The increases were partially offset by volume decreases in Popular due to retailers adopting a one-value-brand strategy and in Signature and Snacks due to decreasing distribution. Price increases were recorded in Popular and Snacks, while Signature had a decrease.

                               Fiscal Years Ended
                 December 29, 2002 compared to December 30, 2001

                          Percentage           Percentage
                     Increase (Decrease)  Increase (Decrease)       Percentage
                       in sales due to      in sales due to           change
                        volume change         price change           in sales
                     -------------------  -------------------       ----------

Popular .............       (11.8)%                4.2 %               (7.6)%
Economy .............         1.0                    -                  1.0
Signature ...........       (22.7)                (2.2)               (24.9)
Snacks ..............       (23.1)                 4.8                (18.3)
Bowls ...............      2010.0                    -               2010.0
                           ------                -----               ------
                              0.4 %               (0.4)%                0.0 %
                           ======                =====               ======


         Gross Profit. Gross profit in 2002 increased $5.4 million to $95.0 million, while the gross margin improved to 32.1% of net sales as compared to 30.3% in 2001. The gross profit and margin improvement are primarily the result of realizing the full year impact on the May 2001 price increases on the Budget Gourmet brand, improved operating efficiencies, and lower commodity costs.

         Selling and Marketing Expenses. Selling and marketing expenses increased $7.8 million to $28.7 million in 2002. The increase was primarily the result of higher advertising costs of $6.6 million, increased distribution expense of $0.5 million, and increased reclamation of $0.4 million.

         General and Administrative Expenses. General and administrative expenses were $34.5 million in 2002 as compared to $36.8 million in 2001. This decrease of $2.3 million is the net result of a $2.9 million decrease in amortization expense due to the discontinuance of goodwill amortization, partially offset by a $0.6 million or a 2.0% increase in general spending.

         Operating Income. Operating income for fiscal 2002 was $31.8 million, a decrease of $0.1 million from prior year. The decrease is the net result of higher selling and marketing expenses partially offset by increased gross profit and elimination of goodwill amortization.

         Interest Expense. Interest expense for 2002 was $15.3 million as compared to $16.6 million for 2001. The $1.3 million decrease is the combined result of lower levels of senior debt and lower interest rates.

         Extinguishment of Debt. On September 27, 2002 the Company refinanced the senior bank debt resulting in a $1.1 million write off of deferred financing costs associated with the previous senior bank debt facility.

         Interest Income. Interest income was $0.2 million in 2002 and $0.4 million in 2001.

         Other Income (Expense). Other income for 2002 was $0.2 million as compared to other expenses of $0.1 million in 2001.

         Net Income. For the reasons stated above, the net income for 2002 was $15.8 million, an increase of $0.1 million from 2001. As a percentage of net sales, the net income was 5.3% for both years.

Fiscal Year 2001 compared to Fiscal Year 2000

         Net Sales. The following table shows the Company's net sales by product line and the percentage change from prior year.

                              Fiscal Years Ended
                          -----------------------------
                          December 30,     December 31,     Percentage
                             2001               2000          Change
                          ------------     ------------     ----------
                             (Dollars in thousands)

Popular ..............     $ 179,956       $ 153,971          16.9 %
Economy ..............        79,881          29,231         173.3
Signature ............        21,697          28,674         (24.3)
Snacks ...............        13,013          13,971          (6.9)
Bowls ................         1,031               -           N/A
                           ---------       ---------         -----
                           $ 295,578       $ 225,847          30.9 %
                           =========       =========         =====

         In conjunction with adoption of EITF Issue 01-09, the Company has reclassified certain promotional expenses of $57,641 and $45,296 for fiscal 2001 and 2000, respectively between selling expenses and net sales.

         Total net sales increased 30.9% or $69.8 million to $295.6 million in 2001 from $225.8 million in 2000. Net sales in the Popular and Economy product lines increased $26.0 million and $50.7 million respectively, due primarily to the acquisition of AAG. Signature and Snacks net sales decreased $7.0 million and $0.9 million respectively, due to decreased distribution. Net sales in the Bowls product line increased $1.0 million as this product began its first shipments in late 2001.

         Canadian sales contributed $40.0 million or 13.5% to net sales for fiscal 2001 compared to $34.6 million or 15.3% for fiscal 2000. This increase in net sales is the result of the continued growth of all product lines in Canada.

         Volume increases were recorded in the Popular and Economy product lines, primarily due to the acquisition of AAG and in the Bowls product line due to distribution gains. These increases were partially offset by volume decreases in Signature and Snacks. Price increases were recorded in the Popular, Economy, Signature and Bowls product lines. The following table reflects the percentage change in sales attributable to the changes in volume and the change in selling price by product line.

                               Fiscal Years Ended
                 December 30, 2001 compared to December 31, 2000

                          Percentage           Percentage
                     Increase (Decrease)  Increase (Decrease)       Percentage
                       in sales due to      in sales due to           change
                        volume change         price change           in sales
                     -------------------  -------------------       ----------

Popular .............       12.7 %                4.2 %                16.9 %
Economy .............      158.8                 14.5                 173.3
Signature ...........      (28.1)                 3.8                 (24.3)
Snacks ..............       (8.1)                 1.2                  (6.9)
Bowls ...............        N/A                  N/A                   N/A
                           -----                -----                 -----
                            30.0 %                0.9 %                30.9 %
                           =====                =====                 =====

         Gross Profit. Gross profit in 2001 increased 37.1% or $24.2 million to $89.6 million. This increase in gross profit is primarily the result of the acquisition of AAG. The gross margin increased to 30.3% of net sales in fiscal 2001 as compared to 29.0% in fiscal 2000. The margin improvement is primarily the result of the price increase implemented in January 2001.

         Selling and Promotional Expense. Selling and marketing expenses increased $0.5 million to $20.8 million in 2001 from $20.3 million in 2000. The increase is primarily related to spending on product lines associated with the acquisition of AAG.

         General and Administrative Expense. General and administrative expenses increased $10.8 million or 41.4% to $36.8 million in 2001. This increase was due primarily to amortization of $7.8 million of intangible assets associated with the acquisition of AAG; increased spending of $1.5 million to support the integration of AAG; and $1.5 million increase in general spending.

         Operating Income. Operating income increased $13.0 million in 2001 or 68.4% to $32.0 million. As a percentage of net sales, operating income increased to 10.8% of net sales in 2001, as compared to 8.4% in 2000. This increase in operating income is primarily the result of the acquisition of AAG.

         Interest Expense. Interest expense for 2001 increased $3.3 million to $16.6 million as compared to $13.3 million in 2000. This increase was the result of the increase in senior debt associated with the acquisition of AAG.

         Interest Income. Interest income was $0.4 million for both 2001 and 2000.

         Other Income (Expense). Other expense for 2001 was $0.1 million as compared to their income of $0.5 million in 2000.

         Net Income. For reasons stated above, net income increased $9.0 million to $15.7 million in 2001. As a percentage of net sales, net income increased to 5.3% in 2001 compared to 2.9% of net sales in 2000.

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

         As of December 29, 2002, the Company had an outstanding amount of $9.9 million on a $32.5 million line of senior revolving credit with LaSalle Bank, N.A. The cash balance as of December 29, 2002 was $2.9 million compared to $3.4 million as of December 30, 2001.

         The Company's Senior Subordinated Notes are due February 1, 2006 and may be redeemed by the Company for a premium after March 1, 2003. The Notes do not serve as a continued source of liquidity. The Company will need to obtain new sources of funding to repay the Notes and to provide liquidity when the Notes come due in 2006. The Company's sole source of short-term liquidity from borrowings is $32.5 million revolving credit facility with LaSalle Bank, N.A. that expires in January, 2006.

         Under the terms of the debt agreements, the Company must meet certain financial and nonfinancial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios, such as fixed charge coverage ratio, senior and total leverage ratios. Certain covenants also require minimum employment levels at specified locations by specified dates, require certain reporting; place limitations on stock ownership, additional indebtedness, capital expenditures and cash dividends; and the movement of assets and operations. As of December 29, 2002, the Company was in compliance with all such covenants.

Fiscal year 2002 compared to Fiscal Year 2001

         Operating Activities. The Company generated $30.7 million of cash flow from operating activities during 2002, compared to $40.0 million in 2001. The $9.3 million decrease in cash flow from operations is net result of a $0.4 million decrease in depreciation and amortization, due primarily to the discontinuance of goodwill amortization and a $9.0 million decrease in cash provided by working capital, offset partially by a $0.1 million increase in net income.

         Investing Activities. Investing activities used $14.2 million of cash in 2002 primarily for the purchase of machinery and equipment, as compared to $79.7 million in 2001. The primary cause for the decrease was the acquisition of AAG on February 6, 2001 for $66.6 million.

         Financing Activities. Financing activities used $17.1 million of cash in 2002 as compared to $42.8 million in 2001. The Company paid $10.7 million in cash distributions to stockholders in 2002, $7.7 million to cover their tax liability related to 2001 operating results and $2.6 million as partial payment of their 2002 tax liability. On February 9, 2001, the Company obtained $66.6 million of cash primarily for the acquisition of AAG through borrowings under a $100.0 million credit facility which replaced its then existing revolving credit facility. On September 27, 2002, the Company refinanced this $100.0 million credit facility with a $75.0 million credit facility with LaSalle Bank, N.A., drawing a total of $56.2 million, comprised of $42.5 million of term and $13.7 million of revolver to pay off the former credit facility and cover related fees and expenses.

2003 Planned Expenditures

         As a part of the Company's strategic growth plan, the Company is budgeting approximately $9.0 million in slotting expenses in 2003 to introduce new products and increase product penetration. The Company estimates that its overall capital expenditures in 2003 will be approximately $12.0 million. The Company intends to finance these expenditures through internally generated funds and borrowings under the revolving credit agreement.

         The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-corporation. As such, AAG is responsible for payment of federal, state and foreign taxes.

         Luigino's ability to make scheduled payments of principal of, or to pay the interest or premiums if any, on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity on February 1, 2006. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to affect any such refinancing on commercially reasonable terms or at all.

Commitments and Contingencies

         The Company has long-term debt commitments as described in Note 5 to the consolidated financial statements. These debt commitments include senior subordinated notes due February 1, 2006, notes payable to bank under the credit agreement, and notes payable to government bodies.

         Additionally, the Company leases warehouse and office space, equipment and certain items under non-cancelable leases.

         The Company also entered into purchase commitments on various ingredients to secure stable prices in 2003. All current commitments expire in fiscal 2003.

         As a part of the acquisition of AAG, the Company entered into a two-year co-pack agreement with Heinz Frozen Food Company. The agreement expired on February 9, 2003.

                             Payments Due By Period
                                  (in millions)

Contractual                        Less Than                         After
Cash Obligations         Amount     1 year   1-3 years  4-5 years   5 years
----------------------- --------   --------- ---------  ---------   -------
Long-term debt.........  $156.0     $10.7     $26.1      $115.1       $4.1
Operating leases.......     1.9       0.6       0.8         0.2        0.3
Purchase obligations...     8.9       8.9         -           -          -
Co-pack contract.......     0.5       0.5         -           -          -
                         ------     -----     -----      ------       ----
                         $167.3     $20.7     $26.9      $115.3       $4.4
                         ======     =====     =====      ======       ====

         The Company has guaranteed a $2.0 million note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Recently Issued Accounting Pronouncements

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented be reclassified to conform with the provisions of SFAS
145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. The Company adopted SFAS 145 effective for the third quarter of 2002. The adoption of SFAS 145 resulted in a one-time expense of $1,160 due to the extinguishment of debt being recorded as other expense in the third quarter of 2002.

         In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial statements.

         In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize at inception of a guarantee a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Related Party Transactions

See "Item 13 - Certain Relationships and Related Transactions."

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

         Interest Rate Sensitivity. The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. To manage this mix, the Company may enter into interest rate swap agreements, in which it exchanges periodic payments based on a notional amount, and agreed upon fixed and variable interest rates. The Company entered into two fixed interest rate swaps in February 2002 totaling $30.0 million. One is a $20.0 million swap at an interest rate of 3.49%, plus the current margin spread of 2.00% maturing on December 31, 2003 and the other is a $10.0 million swap at an interest rate of 3.07%, plus the current margin spread of 2.00% with $2.5 million maturing on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, respectively. The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of December 29, 2002 is a liability of $0.5 million. The Company's percentage of fixed rate debt to total debt was 88.8% at December 29, 2002. A 1% change in variable interest rates would have caused a $0.2 million increase in interest expense associated with variable debt in fiscal 2002.

         Commodity Price Sensitivity. The Company is exposed to price risk related to purchases of certain commodities used as raw materials in the Company's products. The Company manages this risk primarily through annual purchase agreements with vendors. A 1% increase in our top two commodities purchased, dairy and poultry products, would have resulted in higher cost of goods sold of $0.4 million.

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

              Index to Consolidated Financial Statements ..................F-1
              Independent Auditors' Report ................................F-2
              Prior Years' Independent Auditors' Report ...................F-3
              Consolidated Balance Sheets as of December 29, 2002 and
                  December 30, 2001........................................F-4
              Consolidated Statements of Operations for the Fiscal
                  Years Ended December 29, 2002, December 30, 2001
                  and December 31, 2000 ...................................F-5
              Consolidated Statements of Cash Flows for the Fiscal
                  Years Ended December 29, 2002, December 30, 2001
                  and December 31, 2000 ...................................F-6
              Consolidated Statements of Stockholders' Equity (Deficit)
                  for the Fiscal Years Ended December 29, 2002,
                  December 30, 2001 and December 31, 2000 .................F-7
              Notes to Consolidated Financial Statements ..................F-8

Item 9.  Changes in and Disagreements with Accountants

         Arthur Andersen LLP was previously the principal accountant for Luigino's, Inc. and subsidiary (the "Company"). On April 9, 2002, that firm's appointment as principal accountant was terminated. The Company has asked KPMG LLP to accept engagement as the Company's principal accountant. The decision to change accountants was approved by the audit committee and the board of directors. KPMG LLP accepted the engagement on May 10, 2002.

         In connection with the audits of the two fiscal years ended December 30, 2001 and December 31, 2000, and during the subsequent interim period through April 9, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

         The audit reports of Arthur Andersen LLP on the consolidated financial statements of Luigino's, Inc. and subsidiary as of and for the years ended December 30, 2001 and December 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Arthur Andersen LLP to the Securities and Exchange Commission is attached as Exhibit 4.1.

         During the two fiscal years ended December 30, 2001 and December 31, 2000, and the subsequent interim period through April 9, 2002, the Company did not consult with KPMG LLP regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table provides information with respect to Luigino's directors and executive officers.

          Name                      Age     Title
          ----                      ---     -----

          Ronald O. Bubar ......... 61      President, Chief Executive Officer
                                            and Director

          Thomas W. Knuesel ....... 55      Chief Financial Officer

          Joel Conner ............. 51      Senior Executive Vice President of
                                            Marketing and International Sales

          Charles W. Pountney ..... 43      Executive Vice President of Sales

          James C. Reed ........... 50      Executive Vice President of
                                            Operations

          Jeno F. Paulucci ........ 84      Chairman of the Board

          Nicholas A. Pope ........ 54      Director

          Joe C. Hall ............. 53      Director

          Lois M. Paulucci ........ 80      Director

          Larry W. Nelson ......... 52      Director

          Jack H. Helms ........... 50      Director


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

Item 11. Executive Compensation

         The following table shows the cash compensation paid in the last fiscal year to or accrued for the Chairman and the four highest paid executive officers of Luigino's whose salary and bonus earned in 2002 exceeded $100,000.

                                                             Annual Compensation
                                          -----------------------------------------------------------
                                                                           Other
                                                                           Annual         All Other
                                Year       Salary       Bonus           Compensation     Compensation
                                ----       ------       -----           ------------     ------------
Jeno F. Paulucci                2002      $  ----      $  ----         $250,000(1)         $  ----
    Chairman                    2001      $  ----      $  ----         $250,000(1)         $  ----
                                2000      $  ----      $  ----         $250,000(1)         $  ----
Ronald O. Bubar                 2002      $518,750     $500,000        $  6,000(2)         $1,300,000(3)
    President and Chief         2001      $474,231     $400,000        $  5,100(2)         $1,300,000(3)
    Executive Officer           2000      $359,327     $360,000        $  5,100(2)         $1,300,000(3)

Joel Conner                     2002      $260,097     $250,000        $  6,000(2)         $  ----
    Senior Executive Vice       2001      $244,039     $240,000        $  5,100(2)         $  ----
    President of Marketing      2000      $231,088     $225,000        $  5,100(2)         $  ----
   and International Sales

Charles W. Pountney             2002      $242,981     $175,000        $  6,000(2)         $  ----
    Executive Vice President    2001      $225,289     $230,000        $  5,100(2)         $  ----
    of Sales                    2000      $187,481     $150,000        $  5,100(2)         $32,759(4)

Thomas W. Knuesel               2002      $181,923     $180,000        $  5,458(2)         $  ----
   Chief Financial Officer      2001      $161,923     $160,000        $  4,858(2)         $  ----
                                2000      $ 15,385     $  ----         $  ----             $  ----


(1) Payments by Paulucci International Ltd., Inc., a Subchapter S Corporation wholly owned by Mr. Paulucci, for consulting services provided to Luigino's in 2002, 2001 and 2000. Mr. Paulucci also receives Subchapter S distributions from Paulucci International. Mr. Paulucci served as the Company's Chief Executive Officer until January 2000. See "Consulting and Employment Agreements" and "Certain Relationships and Related Transactions."

(2)      Includes compensation paid by Luigino's under its matching 401(k) plan.

(3) Payments under Executive Compensation Plans. See "Consulting and Employment Agreements."

(4)      Payment made for relocation expenses.

Consulting and Employment Agreements

         Luigino's and Paulucci International, Ltd., Inc., a Subchapter S corporation wholly owned by Jeno F. Paulucci, are parties to a consulting agreement, dated January 1, 1999, under which Paulucci International provides consulting services to Luigino's, as described in the paragraph below, relating to the frozen entree and frozen snack food businesses. Under the terms of the consulting agreement, Paulucci International is currently paid an annual fee of $4.9 million and is reimbursed for its actual out-of-pocket expenses incurred in rendering these services. The Company paid Paulucci International $4.5 million under the consulting agreement in 2002 and $4.1 million under a similar consulting agreement in

2001. Paulucci International distributed $3.0 million to Mr. Paulucci in his capacity as sole stockholder of Paulucci International in both 2002 and 2001. The current consulting agreement has a seven-year term, but may be terminated by either party after two years upon 90 days notice. If the consulting agreement is terminated by Luigino's, a termination fee is payable to Paulucci International equal to the prior twelve month's consulting fee if termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

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

         o Services relating to corporate transactions including legal, tax, financing and others that may affect the company's stockholders.

         o Services relating to corporate aircraft acquisitions, maintenance and staffing.

         o Various other services relating to the business, including marketing, financing, taxes, insurance and legal.

         Mr. Bubar serves as President and Chief Executive Officer of Luigino's under an employment agreement which was extended by Luigino's in 2001 and is in effect until December 2003, subject to early termination or extensions thereunder. Mr. Bubar received an annual salary of $518,750 in 2002 and receives a bonus in the amount of 75.0% to 100.0% of his base salary based on earnings criteria. The employment agreement provides for an 18-month non-competition covenant upon termination of the agreement. In addition, Mr. Bubar is paid an incentive compensation under the Company's executive compensation plans, for which he received $1,300,000 in fiscal 2002 and fiscal 2001. The other officers of Luigino's are also party to incentive agreements that link a portion of their future compensation to EBITDA.

Director Compensation

         Directors Nicholas A. Pope, Joe C. Hall, Lois M. Paulucci and Jack H. Helms each receive $5,000 annually plus $750 per meeting and reimbursement for travel expenses. Directors Jeno F. Paulucci, Ronald O. Bubar and Larry W. Nelson receive no additional compensation as board members.

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

                                                      Non-voting Shares
                                                      Beneficially Owned
                                                    ----------------------
Stockholders                                        Number         Percent
------------                                        ------         -------
Jeno F. Paulucci ...................................  300             33

Trust for the primary benefit of ...................  120             13
Lois M. Paulucci (1)

Michael J. Paulucci (2) ............................   80              9

Trusts for the benefit of ..........................   80              9
Michael Paulucci and his children (1) (2)
c/o MJP Management
525 Lake Avenue South
Duluth, Minnesota 55802

Trusts for the benefit of ..........................  160             18
Cynthia J. Soderstrom and her children (1)
c/o Paulucci International, Inc.
201 West First Street
Sanford, Florida 32771

Trusts for the benefit of ..........................  160             18
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

Item 13. Certain Relationships and Related Transactions

Stockholder Control Agreement

         The holders of the common stock of Luigino's have executed a stockholder control agreement which removes from the board of directors of Luigino's, and vests in the holders of its voting common stock, presently Mr. Paulucci, the sole power to make decisions with respect to the management and affairs of Luigino's that would normally be made by the board of directors. The agreement does not remove from the board of directors its authority to accept or reject any agreements between Luigino's and any of its stockholders and other affiliates that are not entered into on arms-length terms. Luigino's may not take any of the actions listed below without the approval of Mr. Paulucci, notwithstanding that no vote may be required, or that a lesser percentage vote may be specified by law, by the articles of incorporation or bylaws of
Luigino's:

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

         The provisions listed above are a summary of the terms of the stockholder control agreement filed as an exhibit to the Company's S-4 Registration Statement filed with the Security and Exchange Commission on April 19, 1999. This summary is qualified in its entirety by reference to the agreement.

Other Related Transactions

         Luigino's has advanced an aggregate of $14.2 million to Jeno F. Paulucci under a promissory note dated November 2, 1997 from Mr. Paulucci, which matures January 15, 2006. Of this amount, $4.7 million was outstanding at December 29, 2002. Amounts due under the stockholder note bear interest at the prime rate payable quarterly with annual amortization of $250,000 with remaining principal and unpaid interest accrual due on maturity. The prime rate was 4.25% at December 29, 2002. Luigino's is not obligated to make additional advances under the stockholder note.

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

Paulucci, approximately 60.0%; Cynthia J. Soderstrom, approximately 20.0%; and Gina J. Paulucci, approximately 20.0%. Jeno F. Paulucci has less than a 1.0% ownership interest in Etor Properties. The lease under which the Duluth office facility is currently expires on December 31, 2004. The annual rent payments under the lease were $333,530 in 2002, $313,390 in 2001and $289,649 in 2000 and
will be approximately $335,000 in 2003, payable in monthly installments.

         As described above in Item 11 under the heading "Consulting and Employment Agreements," during fiscal 2002, 2001 and 2000 Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided Luigino's various consulting and administrative support services. The combined payments by Luigino's to Mr. Paulucci and Paulucci International for such services in fiscal 2002, 2001 and 2000 were $4,459,000, $4,054,000 and $3,616,666, respectively.

         Mr. Paulucci and his wife, Lois Paulucci, have personally guaranteed the payment of a portion of the Company's debt, of which a balance of $7.0 million was outstanding as of December 29, 2002. These guarantees continue in force until all indebtedness to the various creditors have been paid in full. Mr. and Mrs. Paulucci received no consideration from Luigino's for these guarantees.

         From time to time Luigino's makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. Luigino's paid Mr. Paulucci $280,000, $280,000 and $260,000, for such use in fiscal 2002, 2001, and 2000, respectively.

         Luigino's has entered into a Tax Distribution Agreement with each of its stockholders relating to federal and state income tax matters involving Luigino's and its stockholders. This agreement generally provides that for so long as Luigino's is an S corporation or a substantially similar pass-through entity for federal income tax purposes, the Company may make quarterly distributions to the stockholders for their income tax obligations resulting from income of Luigino's being subject to tax at the stockholder level.

         The Company's subsidiary, AAG, is a C corporation. As such, AAG is responsible for payment of federal, state and foreign taxes.

         In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), whose name changed in 2002 to Self Serve Foods, Inc. ("SSFI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement as currently amended, SSFI manages the Company's vending business at the rate of 30.0% of all sales of the Company's products sold through vending machines managed by SSFI for the Company per each four week period. The Company paid SSFI $0.6 million in the year ended December 29, 2002 for management fees. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSFI, the Company packs certain products for SSFI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SSFI has the right to terminate this agreement at any time upon 60 days prior written notice to Luigino's. The Company is paid 105% of the Company's manufacturing cost for each product manufactured. In addition, the Company has agreed to provide to SSFI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSFI will pay to the Company a quarterly fee of 1% of SSFI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. During fiscal 2002 and 2001, no amount was paid the Company under this agreement.

         In May 2002, the Company entered into two agreements with Arden International, LLC, ("Arden") a limited liability company in which Jeno F. Paulucci is the managing member and the Jeno Michael Paulucci Irrevocable Trust, the Angela Nocelli Paulucci Irrevocable Trust, the Tiffany Hope Soderstrom Irrevocable Trust and the Brittany Ann Soderstrom Irrevocable Trust are members. Pursuant to a services agreement, the Company provides general administrative services, technical advice and other general business and operations support as requested for a fee of 2% of Arden's net sales plus reimbursement for out of pocket expenses. The arrangement commenced on May 6, 2002 for a three-year term and may be extended for additional terms of one year each thereafter by mutual consent. Arden has the right to terminate this agreement upon 30 days prior written notice. Pursuant to a supply and contract packing agreement, the Company will supply certain raw materials and ingredients to Arden at cost. Arden packs certain products for the Company and is reimbursed at 105% of Arden's manufacturing cost for each product manufactured. In addition, the Company has agreed to pay Arden an amount equal to 2% of retail sales on a quarterly basis for such products. The arrangement commenced on May 6, 2002 for a three-year period. The agreement may be extended for an additional term up to five years. Arden has the right to terminate this agreement at any time with 60 days prior written notice

Item 14. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements

                  All consolidated financial statements of the Company as set forth under Item 8 of this report.

         (2)      Consolidated Financial Statement Schedules

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

                           10.1 Consulting Agreement, dated January 1, 1999, between the Company and Paulucci International Ltd., Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.2 Tax Distribution Agreement, dated February 4, 1999, among the Company and all of its stockholders named therein (incorporated by reference to Exhibit 10.5 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.3 Twentieth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $6,715,000 State of Ohio Economic Development Revenue Bonds, Series 1991-10 (incorporated by reference to Exhibit 10.6 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.4 Lease, dated as of September 1, 1991, between the Director of Development of the State of Ohio and the Company (incorporated by reference to Exhibit 10.7 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.5 Thirty-Eighth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $8,100,000 State of Ohio Economic Development Revenue Bonds, Series 1993-5 (Foremost Mgmt., Inc. Project) (incorporated by reference to Exhibit 10.8 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.6 Lease, dated as of September 21, 1993, between the Director of Development of the State of Ohio and Foremost Mgmt., Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.7 Sublease, dated as of September 21, 1993, between Foremost Mgmt., Inc. and the Company (incorporated by reference to Exhibit 10.10 to the

                                    Company's Form S-4, as amended, filed April
                                    19, 1999, file number 333-76569).

                           10.8 Amendment and Waiver, dated as of December 22, 1998, between the Company and Department of Development of the State of Ohio (incorporated by reference to Exhibit 10.11 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.9 Stockholder Control Agreement, dated February 4, 1999, among the Company and its stockholders (incorporated by reference to
                                    Exhibit 10.12 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

                           10.10 Co-Pack Agreement, dated February 9, 2001, by and between Heinz Frozen Food Company and the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, filed February 22, 2001).

                           10.11 Credit Agreement, dated as of September 27, 2002, among the Company and the banks party thereto and LaSalle Bank, NA in the capacity as agent for said banks (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed October 3, 2002).

                           *12.1    Statement of computation of ratios.

                           *24.1    Power of attorney.

                           *99.1    Cautionary Statements

                           *99.2 Certification pursuant to 18 U.S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                           *99.3 Certification pursuant to 18 U.S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                           *  Filed herewith.

         (b) Reports on Form 8-K

         The Company filed a Form 8-K relating to the termination of Arthur Andersen LLP as the Company's principal accountant on April 16, 2002.

         The Company filed a Form 8-K relating to the engagement of KPMG LLP as the Company's principal accountant on May 14, 2002.

         The Company filed a Form 8-K relating to the new senior credit agreement among the Company, the banks party thereto, and LaSalle Bank, NA as agent for such banks on October 3, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LUIGINO'S, INC.

                                     By:  /s/ Thomas W. Knuesel
                                       ----------------------------------------
                                         Thomas W. Knuesel
                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                   Title                            Date
---------                   -----                            ----

/s/ Ronald O. Bubar         President, Chief Executive       March 21, 2003
--------------------------  Officer and Director
Ronald O. Bubar

/s/ Thomas W. Knuesel       Chief Financial Officer          March 21, 2003
--------------------------  (Principal Financial and
Thomas W. Knuesel            Accounting Officer)

*                           Chairman and Director            March 21, 2003
--------------------------
Jeno F. Paulucci

 *                          Director                         March 21, 2003
--------------------------
Jack H. Helms

 *                          Director                         March 21, 2003
--------------------------
Joseph C. Hall

 *                          Director                         March 21, 2003
--------------------------
Lois M. Paulucci

 *                          Director                         March 21, 2003
--------------------------
Nicholas A. Pope

 *                          Director                         March 21, 2003
--------------------------
Larry W. Nelson



*By: /s/ Ronald O. Bubar
     -------------------------
     Ronald O. Bubar
     Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Ronald O. Bubar, certify that:


         1.       I have reviewed this annual report on Form 10-K of Luigino's
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                             By /s/ Ronald O. Bubar
                                ---------------------------------------
                                Ronald O. Bubar
                                Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Thomas W. Knuesel, certify that:


         1.       I have reviewed this annual report on Form 10-K of Luigino's
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                            By  /s/ Thomas W. Knuesel
                                ---------------------------------------
                                Thomas W. Knuesel
                                Chief Financial Officer

                         LUIGINO'S, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report ..............................................F-2

Prior Years' Independent Auditors' Report .................................F-3

Consolidated Balance Sheets as of December 29, 2002 and
  December 30, 2001 .......................................................F-4

Consolidated Statements of Operations for the Fiscal Years Ended
  December 29, 2002, December 30, 2001, and December 31, 2000 .............F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
  December 29, 2002, December 30, 2001, and December 31, 2000 .............F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the
  Fiscal Years Ended December 29, 2002, December 30, 2001, and
  December 31, 2000 .......................................................F-7

Notes to Consolidated Financial Statements ................................F-8

Independent Auditors' Report

The Board of Directors of Luigino's, Inc.:

We have audited the accompanying consolidated balance sheet of Luigino's, Inc. (a Minnesota corporation) and Subsidiary as of December 29, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Luigino's, Inc. and Subsidiary as of December 30, 2001 and the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in note 4 and the restatement described in note 9 to the consolidated financial statements, in their report dated February 21, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luigino's, Inc. and Subsidiary as of December 29, 2002 and the results of their operations and their cash flows in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Luigino's, Inc. and Subsidiary as of December 30, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 31, 2001. As described in note 9, these consolidated financial statements have also been restated. We audited the adjustments described in note 9 that were applied to restate the 2001 and 2000 consolidated financial statements. In our opinion, such disclosures and adjustments for 2001 and 2000 as described in notes 4 and 9 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Luigino's, Inc. and Subsidiary other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Minneapolis, Minnesota

March 14, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"). This report relates to prior years' financial statements and has not been reissued by Andersen.




Report of independent public accountants

To Luigino's, Inc.:

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


Arthur Andersen LLP


Minneapolis, Minnesota
February 21, 2002

                         LUIGINO'S, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                    December 29,  December 30,
                                                                        2002          2001
                                                                    ------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents .....................................  $   2,870     $   3,440
    Receivables, net of allowance for doubtful accounts of $146....     28,955        29,007
    Inventories ...................................................     22,469        19,571
    Prepaid expenses and other ....................................      2,946         2,939
                                                                     ---------     ---------
      Total current assets ........................................     57,240        54,957
                                                                     ---------     ---------

Property, Plant and Equipment:
    Land ..........................................................         22            22
    Buildings and improvements ....................................     20,866        16,878
    Machinery and equipment .......................................    123,671       116,636
    Office equipment and leasehold improvements ...................      6,727         5,855
    Construction in progress ......................................      8,956         7,486
    Less--Accumulated depreciation ................................    (69,543)      (57,644)
                                                                     ---------     ---------
      Net property, plant and equipment ...........................     90,699        89,233
                                                                     ---------     ---------

Other Assets:
    Receivables from stockholders .................................      4,472         4,722
    Deferred costs, principally debt issuance costs ...............      3,946         6,323
    Restricted cash ...............................................         48            44
    Goodwill ......................................................     39,648        39,648
    Other intangibles, net of amortization of $12,813 and $7,813 ..     23,766        28,766
                                                                     ---------     ---------
      Total other assets ..........................................     71,880        79,503
                                                                     ---------     ---------
Total Assets ......................................................  $ 219,819     $ 223,693
                                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt ..........................  $  10,723     $  10,451
    Accounts payable ..............................................     19,885        20,557
    Accrued expenses--
      Accrued payroll and benefits ................................      6,671         5,889
      Accrued interest ............................................      4,333         4,557
      Accrued promotions and other ................................      4,457         6,142
      Declared stockholder tax distributions ......................      4,647         7,655
                                                                     ---------     ---------
      Total current liabilities ...................................     50,716        55,251

Long-Term Debt, less current maturities ...........................    145,298       151,995
Deferred Taxes ....................................................      9,066         9,600
                                                                     ---------     ---------
      Total Liabilities ...........................................    205,080       216,846
                                                                     ---------     ---------

Commitments and Contingencies

Stockholders' Equity:
    Common stocks--
      Voting, $1 stated par value, 600 shares authorized;
        100 shares issued and outstanding .........................       --            --
      Nonvoting, $1 stated par value, 900 shares authorized;
        900 shares issued and outstanding .........................          1             1
    Additional paid-in capital ....................................        655           655
    Declared stockholder tax distributions ........................     (4,647)       (8,074)
    Accumulated other comprehensive loss ..........................       (548)         --
    Retained earnings .............................................     19,278        14,265
                                                                     ---------     ---------
      Total stockholders' equity ..................................     14,739         6,847
                                                                     ---------     ---------
Total Liabilities and Stockholders' Equity ........................  $ 219,819     $ 223,693
                                                                     =========     =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)

                                                           52 Weeks Ended
                                             --------------------------------------------
                                             December 29,    December 30,    December 31,
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Net Sales .................................   $ 295,615       $ 295,578       $ 225,847
Cost of Goods Sold ........................     200,619         205,943         160,453
                                              ---------       ---------       ---------
     Gross profit .........................      94,996          89,635          65,394
                                              ---------       ---------       ---------

Operating Expenses:
     Selling and marketing expenses .......      28,667          20,813          20,295
     General and administrative expenses...      34,495          36,847          26,061
                                              ---------       ---------       ---------
     Total operating expenses .............      63,162          57,660          46,356
                                              ---------       ---------       ---------
     Operating income .....................      31,834          31,975          19,038

Other Income (Expense):
     Interest expense .....................     (15,370)        (16,634)        (13,299)
     Extinguishment of debt ...............      (1,160)           --              --
     Interest income ......................         233             435             373
     Other, net ...........................         225            (107)            543
                                              ---------       ---------       ---------
     Total other expense ..................     (16,072)        (16,306)        (12,383)
                                              ---------       ---------       ---------

Net Income ................................   $  15,762       $  15,669       $   6,655
                                              =========       =========       =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                            52 Weeks Ended
                                                             --------------------------------------------
                                                             December 29,    December 30,    December 31,
                                                                 2002            2001            2000
                                                             ------------    ------------    ------------
Operating Activities:
   Net Income ...........................................      $  15,762       $  15,669       $   6,655
   Adjustments to net income provided by (used in)
   operating activites-
    Depreciation and amortization .......................         20,672          21,089          12,489
    Changes in operating assets and liabilities:
     Receivables ........................................             52          (2,566)         (4,382)
     Inventories ........................................         (2,899)           (505)          3,354
     Prepaid expenses and other .........................             (8)           (912)           (366)
     Accounts payable and accrued expenses ..............         (2,881)          7,270          (9,266)
                                                               ---------       ---------       ---------
      Net cash provided by operating activities .........         30,698          40,045           8,484
                                                               ---------       ---------       ---------
Investing Activities:
   Purchases of property, plant and equipment ...........        (13,369)        (11,633)         (6,527)
   Purchases of other assets ............................           (790)         (1,445)           (988)
   Business acquisition .................................           --           (66,627)           --
                                                               ---------       ---------       ---------
      Net cash used in investing activities .............        (14,159)        (79,705)         (7,515)
                                                               ---------       ---------       ---------
Financing Activities:
   Borrowings on revolving credit agreement .............        101,800          72,712          64,200
   Payments on revolving credit agreement ...............        (91,900)        (79,712)        (62,500)
   Proceeds from debt ...................................         57,135          60,000            --
   Repayments of debt ...................................        (73,461)         (9,954)         (2,729)
   Distributions to stockholders ........................        (10,329)           --              --
   Other ................................................           (354)           (259)            268
                                                               ---------       ---------       ---------
      Net cash provided by (used in) financing activities        (17,109)         42,787            (761)
                                                               ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents ........           (570)          3,127             208
Cash and cash equivalents, beginning of year ............          3,440             313             105
                                                               ---------       ---------       ---------
Cash and cash equivalents, end of year ..................      $   2,870       $   3,440       $     313
                                                               =========       =========       =========

Supplemental Information:
     Interest paid ......................................         13,954          15,424          13,264
                                                               =========       =========       =========

     Income taxes paid ..................................           --              --              --
                                                               =========       =========       =========

    Non-Cash Transactions
     Declared tax distribution ..........................          4,647           8,074            --
                                                               =========       =========       =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          LUIGINO'S INC. and SUBSIDIARY
                  Statements of Stockholders' Equity (Deficit)
                  For the Fiscal Years Ended December 29, 2002,
                    December 30, 2001 and December 31, 2000
                        (In Thousands, Except Share Data)

                                       Common Stock
                             ------------------------------                                             Accumulated       Total
                                 Voting        Nonvoting      Additional  Retained      Declared          Other       Stockholders'
                             --------------  --------------    Paid-In    Earnings   Stockholder Tax   Comprehensive      Equity
                             Shares  Amount  Shares  Amount    Capital    (Deficit)   Distributions        Loss         (Deficit)
                             ------  ------  ------  ------   ----------  ---------  ---------------   -------------  -------------
Balance at January 2, 2000     100     $ -     900     $ 1       $ 655    $ (8,059)      $      -          $    -       $ (7,403)

Net income                       -       -       -       -           -       6,655              -               -          6,655
                               ---     ---     ---     ---       -----    --------       --------          ------       --------

Balance at December 31, 2000   100       -     900       1         655      (1,404)             -               -           (748)

Declared Stockholder Tax
  Distributions                                           -                                (8,074)              -         (8,074)

Net income                       -       -       -       -           -      15,669              -               -         15,669
                               ---     ---     ---     ---       -----    --------       --------          ------       --------

Balance at December 30, 2001   100       -     900       1         655      14,265         (8,074)              -          6,847

Declared Stockholder Tax
  Distributions                                                                  -         (7,322)              -         (7,322)

Tax Distributions Paid to
  Stockholders                                                             (10,749)        10,749               -              -

Other Comprehensive Loss                                                         -              -            (548)          (548)

Net income                       -       -       -       -           -      15,762              -               -         15,762
                               ---     ---     ---     ---       -----    --------       --------          ------       --------

Balance at December 29, 2002   100     $ -     900     $ 1       $ 655    $ 19,278       $ (4,647)         $ (548)      $ 14,739
                               ===     ===     ===     ===       =====    ========       ========          ======       ========

   The accompanying notes are an integral part of these financial statements.

                         Luigino's, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     December 29, 2002 and December 30, 2001

                    (Dollars In Thousands, Except Share Data)

1. Operations:

Luigino's, Inc., a Minnesota Corporation, and its subsidiary The All American Gourmet Company, a Delaware corporation, (together the "Company"), market food products primarily under the Michelina's and Budget Gourmet name brands. The Michelina's label is manufactured at production facilities located in Minnesota and Ohio. The Budget Gourmet label is produced internally and sourced through a co-pack agreement with Heinz Frozen Food Company (HFF). The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company has elected a 52/53-week fiscal year, which ends on the Sunday closest to December 31. The years ended December 29, 2002 (fiscal year 2002), December 30, 2001 (fiscal year 2001), and December 31, 2000 (fiscal year 2000) were 52-week fiscal years.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are convertible into known amounts of cash and have an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market deposits.

Restricted Cash

Restricted cash includes cash restricted for foreign duty bonds.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:


                                December 29, 2002           December 30, 2001
                                -----------------           -----------------

         Raw materials..........         $ 7,509                     $ 7,748
         Finished goods.........          12,348                       8,974
         Packaging supplies.....           2,612                       2,849
                                         -------                     -------
                                         $22,469                     $19,571
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

Depreciation expense was $11,903, $12,199 and $11,339 for fiscal 2002, 2001, and 2000, respectively.

Impairment of Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on December 31, 2001. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of December 31, 2001. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. No indicators of impairment were identified and further assessment was not required.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 1 to 20 years.

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has estimated fair values using available market information and appropriates valuation methods. However, considerable judgment is required in formulating fair value, and the estimated fair value amounts may not be indicative of amounts which would be realized in market transactions. As of December 29, 2002 and December 30, 2001 the carrying value of the Company's fixed rate debt was approximately $18,000 and $15,000, less than its fair value, respectively. All other financial instruments' carrying values approximated fair value.

Derivative Instruments and Hedging Activities

The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

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

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of December 29, 2002 is a liability of $548 and reflected as other comprehensive loss, a component of stockholders' equity.

Revenue Recognition

Revenue on product sales is recognized at the time the product is shipped to customers. Receivables are reviewed regularly to determine collectability and allowances for bad debts are established based upon historical losses and existing economic and industry factors.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across many geographic areas. The Company does not currently foresee significant credit risks associated with these receivables.

The Company has one customer, whose net sales accounted for 18.2%, 14.2% and 10.9% of net sales in fiscal years 2002, 2001 and 2000 respectively.

The Company has an exclusive distribution agreement with a Canadian company to distribute the Company's products in Canada. The distributor accounted for 16.1%, 13.5% and 15.3% of net sales in fiscal years 2002, 2001 and 2000, respectively.

Advertising

Advertising expenses are charged to expense in the period incurred. Advertising expenses were $6,656, $1, and $2,871 for 2002, 2001 and 2000 respectively.

Product Related Costs

Expenditures for research and development, advertising and other product related costs are expensed as incurred.

Income Taxes

The Company has elected to be classified as an S corporation for federal and state income tax purposes whereby the Company's taxable income and available tax credits are included in the individual income tax returns of the stockholders.

The Company's subsidiary, AAG, is a C corporation. As such, AAG will be responsible for federal, state, and foreign taxes. As part of the acquisition of AAG (see Note 3), the Company recorded a $9,600 deferred tax liability and corresponding increase to goodwill due to financial reporting and tax reporting basis differences. At December 29, 2002, there were no other significant deferred tax items. There was no tax provision recorded for AAG in 2002.

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

The Company has entered into a Tax Distribution Agreement with each of its stockholders relating to federal and state income tax matters involving the Company and its stockholders. This agreement generally provides that for so long as the Company is an S corporation or a substantially similar pass-through entity for federal income tax purposes, the Company may make quarterly distributions to the stockholders for their income tax obligations resulting from income of the Company being subject to tax at the stockholder level.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates for the Company include estimation of depreciable lives, certain accruals and recoverability of goodwill. The ultimate results could differ from those estimates.

Reclassification

Certain amounts in the financial statements for the fiscal years 2000 and 2001 have been reclassified to conform with the fiscal year 2002 presentation. Those reclassifications had no effect on stockholders' equity (deficit) or net income.

Recently Issued Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented be reclassified to conform with the provisions of SFAS 145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. The Company adopted SFAS 145 effective for the third quarter of 2002. The adoption of SFAS 145 resulted in a one-time expense of $1,160 due to the extinguishment of debt being recorded as other expense in the third quarter of 2002.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect of the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

The AAG acquisition was accounted for using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on a determination of the fair values of the assets purchased and liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to net tangible assets by $66,627, of which $31,977 represented goodwill, and $34,650 represented other intangible assets consisting primarily of a covenant not to compete, and trademarks.

The results of AAG have been included in its consolidated financial statements since the date of acquisition. The following unaudited pro forma condensed results of operations for fiscal years ended December 29, 2002 and December 30, 2001 have been prepared as if the transaction occurred on January 1, 2001.

                                              52 Weeks Ended
                Pro Forma          December 29, 2002   December 30, 2001
        -------------------------  -----------------  ------------------

        Net Sales................         $ 295,615           $ 304,298
        Income from Operations...            31,834              33,920
        Net Income...............            15,762              16,938

4. Goodwill and Other Intangible Assets:

For comparability, the table below reconciles the Company's reported earnings for the fiscal year end to "adjusted" earnings for the years ended December 29, 2002 and December 30, 2001, which exclude goodwill amortization. There was no goodwill to amortize prior to 2001.

                                                       Year ended
                                           -------------------------------
                                            December 29,      December 30,
                                                2002               2001
                                           -------------------------------

         Reported net income                      $ 15,762       $ 15,669
         Goodwill amortization, net of tax               -          3,199
                                           -------------------------------
         Adjusted net income                      $ 15,762       $ 18,868
                                           ===============================

Goodwill, net of accumulated amortization, was $39,648 as of December 29, 2002 and December 30, 2001.

Intangible assets as of December 29, 2002 consisted of the following:

                                                Gross
                                               Carrying        Accumulated
(In thousands)                                  Amount        Amortization
--------------------------------------------------------------------------

Amortized intangible assets:
  Restricted covenant                           $10,000         $ 9,615
  Transitional agreement                            150             150
                                               ------------------------
                                                 10,150           9,765
                                               ========================

Unamortized intangible assets:
  Trademarks                                     22,892
  Patent sublicense                                 488
                                               --------
                                                 23,380
                                               ========

  Amortization of intangibles for the
     52 weeks ended December 29, 2002           $ 5,000
                                               ========

Estimated amortization expense of the amortized intangible assets will be $385 in 2003 and $0 thereafter.

5. Long-Term Debt:

The Company's long-term debt consisted of the following:

                                                                              December 29, 2002   December 30, 2001
                                                                              -----------------   -----------------
Senior subordinated notes; principal due                                              $ 100,000           $ 100,000
     February 1, 2006; interest at 10.0% payable semi-annually
Notes payable to government bodies; varying                                               6,991               7,446
     maturity dates through 2013; interest at 2.3% to 7.8%; collateralized by certain equipment and assets related to state development revenue bonds and guaranteed by the principal stockholders
Notes payable; due in monthly installments                                                1,630                   -
     through 2008; interest at 5.0%; collateralized by certain equipment
Notes payable to banks under revolving credit                                             9,900                   -
     agreement; interest at prime + .25% (4.5%) or libor + 2.0% (3.4%)
Notes payable to bank under term credit                                                  37,500              55,000
     agreement, interest at libor + 2.0% (3.4%)
                                                                                      ---------           ---------
                                                                                        156,021             162,446
Less:  Current maturities                                                               (10,723)            (10,451)
                                                                                      ---------           ---------
                                                                                      $ 145,298           $ 151,995
                                                                                      =========           =========

On September 27, 2002, the Company entered into a new $75,000 credit facility to replace the $100,000 credit facility used to fund the AAG acquisition and to fund the Company's revolving credit needs. The new credit facility includes (a) a $42,500 term loan with maturities for each of the five years subsequent to December 31, 2001 of $5,000, $10,000, $12,500, $11,250, and $3,750, and (b) a
$32,500 revolving credit facility maturing on January 4, 2006, subject to certain borrowing base limitations. At December 29, 2002, the Company had outstanding balances of $9,900 on the revolving line of credit. As a result of entering into the new credit facility, the Company wrote off $1,160 of deferred financing costs associated with the previous senior bank debt facility.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 1.75% to 2.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 0% to 0.5% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 0.5%. Advances through December 29, 2002 bore interest at the Eurodollar Rate plus 2.00% and Prime Rate plus 0.25% with a weighted-average interest rate of 5.00% at December 29, 2002. The Company also pays a fee of 0.25% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

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

Under terms of the debt agreements, the Company must meet certain financial and non-financial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios, such as fixed charge coverage ratio, senior and total leverage ratios. Certain covenants and restrictions also require minimum employment levels at specified locations by specified dates; require certain reporting; place limitations on stock ownership, additional indebtedness, capital expenditures and cash dividends; and restrict the movement of assets and operations. As of December 29, 2002, the Company was in compliance with all such covenants.

Aggregate maturities of long-term debt for each of the five years subsequent to fiscal year 2002 are $10,723, $14,170, $11,939, $114,392, $795 and $4,001
thereafter.

6. Related-Party Transactions:

As of December 29, 2002 the Company had a note receivable from its chairman, Jeno F. Paulucci, of $4,722. Amounts due under the stockholder note bear interest at the prime rate in effect payable quarterly with annual amortization of $250,000 in principal. The prime rate was 4.25% at December 29, 2002. The note matures on January 15, 2006. The Company is not obligated to make additional advances under the stockholder note.

The Company leases its executive offices in Duluth, Minnesota from Etor Properties Limited Partnership. The general partners of Etor Properties are also the principal stockholders of the Company. The lease under which the Duluth office facility is currently occupied expires January 1, 2004. The annual rent payments under the lease were $334 in 2002, $313 in 2001 and $290 in 2000, and will be $335 in 2003, payable in monthly installments.

During fiscal 2002, 2001, and 2000, Jeno F. Paulucci and Paulucci International Ltd., Inc., a corporation wholly owned by Jeno F. Paulucci, provided the Company various consulting and administrative support services. The combined payments by the Company to Mr. Paulucci and Paulucci International for such services in fiscal 2002, 2001, and 2000 were $4,459, $4,054, and $3,617, respectively.

From time to time the Company makes use, for business entertainment purposes, of Canadian hunting and fishing lodge facilities owned by Mr. Paulucci, for which it pays Mr. Paulucci. The Company paid Mr. Paulucci $280, $280, and $260 for such use in fiscal 2002, 2001, and 2000, respectively.

In November 1999, the Company entered into two agreements with Self Serve Centers, Inc. ("SSCI"), whose named changed in 2002 to Self Serve Foods, Inc ("SSFI"), a corporation in which the Jeno F. Paulucci Revocable Trust and the Lois Mae Paulucci Revocable Trust hold voting and non-voting shares. Pursuant to a vending management agreement as currently amended, SSFI manages the Company's vending business at a fee of 30.0% in 2002 and 25% in prior years of all sales of the Company's products sold through vending machines managed by SSFI for the Company per each four week period in 2002. The Company paid SSFI $693, $574 and $679 in fiscal years 2002, 2001 and 2000, respectively, for management fees. The arrangement commenced on January 3, 2000, and extends until either party terminates the agreement upon 60 days prior written notice. Pursuant to a custom packing agreement with SSFI, the Company packs certain products for SSFI; the arrangement commenced on January 1, 2000 and extends until December 31, 2004. The agreement can be extended for an additional term of up to five years. SSFI has the right to terminate this agreement at any time upon 60 days prior written notice to the Company. The Company is paid 105% of the Company's manufacturing cost for each product purchased by SSFI. In addition, the Company has agreed to provide to SSFI certain support services, including accounting, order taking, warehousing, shipping and clerical support. SSFI will pay to the Company a quarterly fee of 1% of SSFI's total retail sales, not including sales of products under the Michelina's or other labels of the Company. During fiscal 2002 and 2001, no amount was paid the Company under this agreement.

In May 2002, the Company entered into two agreements with Arden International, LLC, ("Arden") a limited liability company in which Jeno F. Paulucci is the managing member and the Jeno Michael Paulucci

Irrevocable Trust, the Angela Nocelli Paulucci Irrevocable Trust, the Tiffany Hope Soderstrom Irrevocable Trust and the Brittany Ann Soderstrom Irrevocable Trust are members. Pursuant to a services agreement, the Company provides general administrative services, technical advice and other general business and operations support as requested for a fee of 2% of net sales plus reimbursement for out of pocket expenses. The arrangement commenced on May 6, 2002 for a three-year term and may be extended for additional terms of one year each thereafter by mutual consent. Arden has the right to terminate this agreement upon 30 days prior written notice. Pursuant to a supply and contract packing agreement, the Company will supply certain raw materials and ingredients to Arden at cost. Arden packs certain products for the Company and is reimbursed at 105% of Arden's manufacturing cost for each product manufactured. In addition, the Company has agreed to pay Arden an amount equal to 2% of retail sales on a quarterly basis for such products. The arrangement commenced on May 6, 2002 for a three-year period. The agreement may be extended for an additional term up to five years. Arden has the right to terminate this agreement at any time with 60 days prior written notice.

7. Capital Stock:

The Company has 1,500 authorized shares of common stock, of which 600 are entitled to vote and 900 are nonvoting. The 100 shares of voting stock currently issued and outstanding are beneficially owned by the Chairman of the Company.

8. Commitments and Contingencies:

The Company has entered into supply contracts in 2002 with various raw material vendors to ensure availability and pricing. The aggregate total of these contractual commitments is $8,850. All contracts expire in 2003 and there are no contracts that extend into 2004 or beyond.

The Company leases warehouse and office space, equipment and certain other items under non-cancelable operating leases. Total lease expense was $619, $962 and $843 for the fiscal years ended 2002, 2001 and 2000 respectively.

Minimum annual rental commitments for periods subsequent to December 29, 2002 under non-cancelable operating leases are as follows:

            2003                                  620
            2004                                  514
            2005                                  161
            2006                                  154
            2007                                  143
            Thereafter                            283
                                               ------
                                               $1,875
                                               ======

The Company has guaranteed a $2,000 note payable in connection with a building in Jackson, Ohio, which the Company currently occupies under a 15-year sublease agreement.

Consulting and Employment Agreements

The Company and Paulucci International are parties to a Consulting Agreement, dated January 1, 1999 (the Consulting Agreement), pursuant to which Paulucci International provides certain consulting services to the Company through fiscal 2005. Under the terms of the Consulting Agreement, Paulucci International was paid in fiscal 2002, 2001 and 2000 a fee of $4,459, $4,054 and $3,617,
respectively and was reimbursed for its actual out-of-pocket expenses incurred in rendering such services. If the Consulting Agreement is terminated by the Company, a termination fee is payable to Paulucci International equal to the prior twelve months consulting fee if the termination is in the third or fourth year of the agreement, 75.0% of such amount in the fifth year and 50.0% of such amount in the sixth year.

Defined Contribution Plan

The Company sponsors a 401(k) plan which is available to all full-time salaried employees over the age of 21. The Company provided discretionary matching contributions of $327, $315 and $328 to eligible employees based upon their contributions to the plan for fiscal years 2002, 2001, and 2000, respectively.

Executive Compensation Plans

The Company's President and Chief Executive Officer is party to an employment agreement which was extended by the Company in 2001 and is in effect until December 2003, subject to early termination or extensions thereunder. The employment agreement covers base salary and annual bonus, and provides for an 18-month non-competition covenant upon termination of the agreement.

The executive also received additional incentive-based compensation of $1,300 for each of the fiscal years ended 2002, 2001, and 2000, respectively. The Company is also committed to pay $1,300 for fiscal year 2003.

Certain other members of management of the Company are also party to incentive agreements that link a portion of their future compensation to earnings before interest, taxes, depreciation and amortization (EBITDA). The compensation expense was $100, $100, and $200, for the fiscal years ended 2002, 2001, and 2000, respectively.

9. Prior Year Reclassifications

The Company adopted Emerging Issues Task Force (EITF) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), effective December 31, 2001. The adoption of EITF 01-9 required the Company to reclassify prior year's trade spending and certain other marketing expenses from selling and marketing expense in 2001 and 2000 to a reduction in net sales to conform to the 2002 presentation. The following table details the reclassifications to the consolidated statements of operations.

                                               2001
                          -----------------------------------------------
                          As previously
                             reported     Reclassification    As reported
                          -------------   ----------------   ------------

    Net Sales                $ 353,219             (57,641)      295,578
    Selling and marketing
        expenses               (78,454)             57,641       (20,813)

                                               2000
                          -----------------------------------------------
                          As previously
                             reported     Reclassification    As reported
                          -------------   ----------------   ------------

    Net Sales                $ 271,143             (45,296)      225,847
    Selling and marketing
        expenses             $ (65,591)             45,296       (20,295)

10. Foreign and Product Line Sales:

The Company had foreign export sales amounting to 16.3%, 14.1%, and 16.2% of net sales for fiscal years 2002, 2001, and 2000, respectively. The following table presents the details of net sales:

                       Fiscal Year 2002         Fiscal Year 2001            Fiscal Year 2000
                   -----------------------    -----------------------    -----------------------
                      December 29, 2002             December 30, 2001       December 31, 2000
                   -----------------------    -----------------------    -----------------------
United States...   $247,426          83.7%    $253,897          85.9%    $189,260          83.8%
Canada .........     47,492          16.1%      40,039          13.5%      34,617          15.3%
Other ..........        697           0.2%       1,642           0.6%       1,970           0.9%
                   --------         -----     --------         -----     --------         -----
                   $295,615         100.0%    $295,578         100.0%    $225,847         100.0%
                   ========         =====     ========         =====     ========         =====

The Company operates in one business segment. The following table sets forth the Company's net sales by product line:

                 Fiscal Year 2002          Fiscal Year 2001           Fiscal Year 2000
               --------------------      ---------------------      ----------------------
                December 29, 2002          December 30, 2001          December 31, 2000
               --------------------      ---------------------      ----------------------
Popular ....   $166,281       56.2%      $179,956        60.9%      $153,971        68.2%
Economy ....     80,651       27.3%        79,881        27.0%        29,231        12.9%
Signature...     16,291        5.5%        21,697         7.3%        28,674        12.7%
Snacks .....     10,638        3.6%        13,013         4.4%        13,971         6.2%
Bowls ......     21,754        7.4%         1,031         0.3%          --           0.0%
               --------      -----       --------       -----       --------       -----
               $295,615      100.0%      $295,578       100.0%      $225,847       100.0%
               ========      =====       ========       =====       ========       =====

11. Quarterly Financial Data (Unaudited):

The first quarter is a 16-week period, while the second through fourth quarters are 12-week periods.

                                       First     Second     Third      Fourth
                                      Quarter   Quarter    Quarter    Quarter
                                      -------   -------    -------    -------

                  Fiscal Year 2002

           Net Sales                  $80,872    $68,836   $70,980   $74,927
           Gross Profit                21,081     22,633    23,696    27,626
           Net Income (Loss)           (2,487)     5,667     4,989     7,593

                  Fiscal Year 2001

           Net Sales                  $80,001    $70,349   $67,762   $77,465
           Gross Profit                19,476     20,670    22,595    26,893
           Net Income (Loss)           (1,685)     2,763     5,858     8,733

                                  EXHIBIT INDEX

                   The following exhibits are filed herewith:

Number   Description
------   -----------

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

10.1 Consulting Agreement, dated January 1, 1999, between the Company and Paulucci International Ltd., Inc. (incorporated by reference to Exhibit
         10.4 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.2 Tax Distribution Agreement, dated February 4, 1999, among the Company and all of its stockholders named therein (incorporated by reference to Exhibit 10.5 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.3 Twentieth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $6,715,000 State of Ohio Economic Development Revenue Bonds, Series 1991-10 (incorporated by reference to Exhibit 10.6 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.4 Lease, dated as of September 1, 1991, between the Director of Development of the State of Ohio and the Company (incorporated by reference to Exhibit 10.7 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.5 Thirty-Eighth Supplemental Trust Agreement, dated as of September 1, 1991, between the State of Ohio and the Provident Bank, as Trustee, relating to $8,100,000 State of Ohio Economic Development Revenue Bonds, Series 1993-5 (Foremost Mgmt., Inc. Project) (incorporated by reference to Exhibit 10.8 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.6 Lease, dated as of September 21, 1993, between the Director of Development of the State of Ohio and Foremost Mgmt., Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.7 Sublease, dated as of September 21, 1993, between Foremost Mgmt., Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.8 Amendment and Waiver, dated as of December 22, 1998, between the Company and Department of Development of the State of Ohio (incorporated by reference to Exhibit 10.11 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.9 Stockholder Control Agreement, dated February 4, 1999, among the Company and its stockholders (incorporated by reference to Exhibit
         10.12 to the Company's Form S-4, as amended, filed April 19, 1999, file number 333-76569).

10.10 Co-Pack Agreement, dated February 9, 2001, by and between Heinz Frozen Food Company and the Company (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, filed February 22, 2001).

10.11 Credit Agreement, dated as of September 27, 2002, among the Company and the banks party thereto and LaSalle Bank, NA in the capacity as agent for said banks (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed October 3, 2002.)

      *  12.1   Statement of computation of ratios.

      *  24.1   Power of attorney.

      *  99.1   Cautionary Statements

      *  99.2   Certification pursuant to 18 U.S. C. Section 1350, as adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (Chief Executive Officer)

      *  99.3   Certification pursuant to 18 U.S. C. Section 1350, as adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (Chief Financial Officer)


*   Filed herewith.