Form 10-Q
period 2003-04-20
LUIGINOS INC
filed 2003-06-02
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 20, 2003

                                       or

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

Yes  X    No ___
    ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).   Yes___  No  X
                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                                        1,000
--------------------------------          --------------------------------------
            (Class)                           (Outstanding at June 2, 2003)

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of April 20, 2003 (Unaudited) and
              December 29, 2002 .......................................................      3

              Consolidated Statements of Operations for 16 weeks ended
              April 20, 2003 (Unaudited) and April 21, 2002 (Unaudited) ...............      4

              Consolidated Statements of Cash Flows for 16 weeks ended April 20,
              2003 (Unaudited) and April 21, 2002 (Unaudited) .........................      5

              Notes to Financial Statements (Unaudited) ...............................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...................................................      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ..............     12

Item 4.       Controls and Procedures .................................................     13


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...........................     13

Item 5. Other Information .............................................................     13

Item 6. Exhibits and Reports on Form 8-K ..............................................     14

Signatures ............................................................................     15

Sarbanes-Oxley Section 302 Certifications of Chief Executive Officer and
Chief Financial Officer ...............................................................     16

                         LUIGINO'S, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                                 April 20,     December 29,
                                                                   2003            2002
                                                               ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents .................................   $    2,036      $    2,870
  Receivables, net of allowance for doubtful accounts of
   $861 and $146 ............................................       24,987          28,955
  Inventories ...............................................       23,184          22,469
  Prepaid expenses and other ................................        3,254           2,946
                                                               ------------    ------------
      Total current assets ..................................       53,461          57,240
                                                               ------------    ------------

Property, Plant and Equipment:
  Land ......................................................           22              22
  Buildings and improvements ................................       21,110          20,866
  Machinery and equipment ...................................      125,755         123,671
  Office equipment and leasehold improvements ...............        6,727           6,727
  Construction in progress ..................................        9,601           8,956
  Less - - Accumulated depreciation .........................      (74,260)        (69,543)
                                                               ------------    ------------
      Net property, plant and equipment .....................       88,955          90,699
                                                               ------------    ------------

Other Assets:
  Receivables from stockholder ..............................        4,222           4,472
  Deferred costs, principally debt issuance costs ...........        3,843           3,946
  Restricted cash ...........................................           47              48
  Goodwill ..................................................       39,648          39,648
  Other intangibles, net of amort of $13,197 and $12,813 ....       23,382          23,766
                                                               ------------    ------------
      Total other assets ....................................       71,142          71,880
                                                               ------------    ------------
Total Assets ................................................   $  213,558      $  219,819
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ......................   $   11,352      $   10,723
  Accounts payable ..........................................       20,390          19,885
  Accrued expenses:
    Accrued payroll and benefits ............................        4,640           6,671
    Accrued interest ........................................        2,452           4,333
    Accrued promotions and other ............................        7,392           4,457
    Declared stockholder tax distributions ..................           --           4,647
                                                               ------------    ------------
    Total current liabilities ...............................       46,226          50,716

Long-Term Debt, less current maturities .....................      146,225         145,298
Deferred Taxes ..............................................        9,066           9,066
                                                               ------------    ------------
    Total liabilities .......................................      201,517         205,080
                                                               ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
  Common stocks:
    Voting, $1 stated par value, 600 shares authorized;
     100 shares issued and outstanding ......................           --              --
    Nonvoting, $1 stated par value, 900 shares authorized;
     900 shares issued and outstanding ......................            1               1
  Additional paid-in capital ................................          655             655
  Declared stockholder tax distributions ....................           --          (4,647)
  Accumulated other comprehensive loss ......................         (392)           (548)
  Retained earnings .........................................       11,777          19,278
                                                               ------------    ------------
    Total stockholders' equity ..............................       12,041          14,739
                                                               ------------    ------------
Total Liabilities and Stockholders' Equity ..................   $  213,558      $  219,819
                                                               ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)

                                                      First 16 Weeks Ended
                                           ------------------ ------------------
                                             April 20, 2003     April 21, 2002
                                           ------------------ ------------------

Net Sales ...............................   $         82,109   $         80,872
Cost of Goods Sold ......................             59,151             59,791
                                           ------------------ ------------------
  Gross profit ..........................             22,958             21,081
                                           ------------------ ------------------

Operating Expenses:
  Selling and marketing expenses ........             10,652              8,553
  General and administrative expenses ...             10,758              9,985
                                           ------------------ ------------------
  Total operating expenses ..............             21,410             18,538
                                           ------------------ ------------------

  Operating income ......................              1,548              2,543

Other Income (Expense):
  Interest expense ......................             (4,239)            (5,300)
  Interest income .......................                 67                 76
  Other, net ............................                (51)               194
                                           ------------------ ------------------
  Total other expense ...................             (4,223)            (5,030)
                                           ------------------ ------------------

Net Loss ................................   $         (2,675)  $         (2,487)
                                           ================== ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                           First 16 Weeks Ended
                                                     ---------------- ----------------
                                                      April 20, 2003   April 21, 2002
                                                     ---------------- ----------------
Operating Activities:
 Net loss ..........................................  $       (2,675)  $       (2,487)
 Adjustments to net loss provided by (used in)
 operating activites -
  Depreciation and amortization ....................           5,638            6,119
  Deferred income taxes ............................              --             (534)
  Changes in operating assets and liabilities:
   Receivables .....................................           3,239            8,728
   Inventories .....................................            (715)          (1,380)
   Prepaid expenses and other ......................            (308)             (10)
   Accounts payable and accrued expenses ...........            (317)          (7,169)
                                                     ---------------- ----------------
    Net cash provided by operating activities ......           4,862            3,267
                                                     ---------------- ----------------

Investing Activities:
 Purchases of property, plant and equipment ........          (2,972)          (4,318)
 Purchases of other assets .........................            (435)            (113)
                                                     ---------------- ----------------
    Net cash used in investing activities ..........          (3,407)          (4,431)
                                                     ---------------- ----------------

Financing Activities:
 Borrowings on revolving credit agreement ..........          37,000           38,400
 Payments on revolving credit agreement ............         (32,700)         (19,500)
 Proceeds from debt ................................             729               --
 Repayments of debt ................................          (2,744)         (12,375)
 Decrease in restricted cash .......................               1                1
 Decrease in notes receivable ......................             250              250
 Distributions to stockholders .....................          (4,825)          (7,720)
                                                     ---------------- ----------------
    Net cash used in financing activities ..........          (2,289)            (944)
                                                     ---------------- ----------------

Decrease in cash and cash equivalents ..............            (834)          (2,108)
Cash and cash equivalents, beginning of period .....           2,870            3,440
                                                     ---------------- ----------------
Cash and cash equivalents, end of period ...........  $        2,036   $        1,332
                                                     ================ ================

Supplemental Information:
   Interest paid ...................................  $        5,868   $        6,288
                                                     ================ ================

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

1.   Operations:

Luigino's, Inc. and Subsidiary (the "Company"), a Minnesota corporation, markets food products primarily under the Michelina's and Budget Gourmet name brands. The Michelina's label is manufactured at production facilities located in Minnesota and Ohio. The Budget Gourmet label was sourced through a co-pack agreement with Heinz Frozen Food Company (HFF) until February 2003 and subsequent to this date is produced internally in our Minnesota and Ohio facilities. The Company's products, distributed predominately in the North American market, are sold through independent and chain store retail grocery outlets.

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

Operating results for the 16 weeks ended April 20, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004. Certain amounts in the financial statements for the prior quarter have been reclassified to conform with the current period's presentation. Those reclassifications had no effect on stockholders' equity or net income (loss).

For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on March 25, 2003 with the Securities and Exchange Commission.

3.   Recent Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 require the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 effective first quarter 2003. The adoption of SFAS No. 143 did not have an impact on the Company's financial condition or results of operations.

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that this Standard will have an impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires a company to consider variable interest entities ("VIE") if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of the Interpretation became effective for the Company in the first quarter of 2003 and did not have a material effect on our consolidated financial statements.

4.   Goodwill and Intangible Assets

Carrying amounts for other intangible assets and goodwill, net of accumulated amortization, as of April 20, 2003 and December 29, 2002, respectively, are $63,030 and $63,414.

     Intangible assets as of April 20, 2003 consisted of the following:

                                                        Gross
                                                       Carrying   Accumulated
     (In thousands)                                     Amount    Amortization
     --------------------------------------------------------------------------

     Amortized intangible assets:
      Restricted Convenant                             $ 10,000   $     10,000
      Transitional Agreement                                150            150
                                                      -------------------------
                                                         10,150         10,150
                                                      =========================

     Unamortized intangible assets:
      Trademarks                                         22,893
      Patent Sublicense                                     489
                                                      ----------
                                                         23,382
                                                      ==========

     Amortization of intangibles for the 16 weeks
      ended April 20, 2003                             $    386
                                                      ==========

Those intangible assets that were being amortized are fully amortized as of April 20, 2003 and therefore future amortization expense will be $0.

5.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12- or 13-week fourth fiscal quarter.

6.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                        April 20, 2003      December 29, 2002
                                    --------------------- ---------------------

          Raw materials............   $            8,737   $             7,509
          Finished goods...........               10,762                12,348
          Packaging supplies.......                3,685                 2,612
                                    --------------------- ---------------------
                                      $           23,184   $            22,469
                                    ===================== =====================

7.   Debt:

On September 27, 2002, the Company entered into a new $75,000 credit facility to replace the $100,000 credit facility used to fund the Company's acquisition of The All American Gourmet Company from Heinz Frozen Foods Company and to fund the Company's revolving credit. The new credit facility includes (a) a $42,500 term loan with maturities for each of the five years subsequent to December 31, 2001 of $5,000, $10,000, $12,500, $11,250, and $3,750, and (b) a $32,500 revolving credit facility maturing on January 4, 2006, subject to certain borrowing base limitations. At April 20, 2003, the Company had outstanding balances of $14,200, on the revolving line of credit.

On February 4, 1999, the Company issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006, pursuant to an Indenture between the Company and U.S. Bank Trust National Association as Trustee. The Senior Subordinated Notes are due February 1, 2006 and may be redeemed by the Company for a premium after March 1, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. One is a $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.00% maturing on December 31, 2003 and the other is a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.00% of which $2,500 matured on December 31, 2002 and March 31, 2003, respectively and $2,500 will mature on June 30, 2003 and September 30, 2003, respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of April 20, 2003 is a liability of $392 which is reflected on our Consolidated Balance Sheets as accumulated other comprehensive loss.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 1.75% to 2.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 0% to 0.5% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 0.5%. Advances through October 6, 2002 bore interest at the Eurodollar Rate plus 2.00% and Prime Rate plus 0.25% with a weighted-average interest rate of 3.49% at April 20, 2003. The Company also pays a fee of 0.25% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility and Indenture contain various restrictive covenants. The Credit Agreement among other matters, requires the Company to maintain a minimum debt service coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum tangible net worth, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At April 20, 2003, the Company was in compliance with all covenants in the credit agreement and Indenture.

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

Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                                           First Fiscal Quarter Ended
                                                       ----------------------------------
                                                        April 20, 2003    April 21, 2002
                                                       ----------------  ----------------
     Net Sales .......................................           100.0 %           100.0 %
     Cost of Goods Sold ..............................            72.0              73.9
                                                       ----------------  ----------------

               Gross profit ..........................            28.0              26.1

     Operating Expenses:
               Selling and marketing .................            13.0              10.6
               General and administrative ............            13.1              12.4
                                                       ----------------  ----------------

               Total operating expenses ..............            26.1              23.0

               Operating income ......................             1.9               3.1

     Other Income (Expense):
               Interest expense ......................            (5.2)             (6.5)
               Interest income .......................             0.1               0.1
               Other, net ............................            (0.1)              0.2
                                                       ----------------  ----------------

                           Total other expense .......            (5.2)             (6.2)
                                                       ----------------  ----------------

     Net Loss ........................................            (3.3)%            (3.1)%
                                                       ================  ================

First Fiscal Quarter 2003 compared to First Fiscal Quarter 2002

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                                First Fiscal Quarter Ended         Percentage
                          -------------------------------------
                           April 20, 2003       April 21, 2002       Change
                          ----------------     ----------------  --------------
                                  (Dollars in thousands)
         Popular ........  $       43,111       $       48,177           (10.5)%
         Economy ........          20,854               23,272           (10.4)
         Signature ......           4,695                5,936           (20.9)
         Snacks .........           3,796                3,065            23.8
         Bowls ..........           7,780                  422          1743.6
         Co-Pack ........           1,873                   --              --
                          ----------------     ----------------  --------------
                           $       82,109       $       80,872             1.5 %
                          ================     ================  ==============

Total Company net sales for the first fiscal quarter ended April 20, 2003 increased $1.2 million or 1.5% to $82.1 million from $80.9 million for the comparable quarter in 2002. Unit volume decreased 3.3%, while trade promotional spending decreased $6.9 million over the comparable period last year due to timing of incurring slotting expenses (promotional costs incurred to introduce new products) and the overall shift of spending from trade promotions to TV advertising.

Net sales in the Popular and Economy product lines were down $5.1 million and $2.4 million respectively due to the continued shift of retailers to a one-value-brand strategy. Signature net sales were down $1.2 million due to declining distribution. Snack net sales increased $0.7 million, led by the introduction of the 12" baked pizza. Net sales in the Bowls product line increased $7.4 million as slotting spending on this 2002 new product introduction, which is a reduction from net sales, was down $6.4 million from the comparable quarter last year. The Company had $1.9 million in Co-pack product sales to an affiliate in the first quarter of fiscal 2003.

Canadian net sales contributed 19.1% or $15.7 million of net sales for the first quarter of 2003 compared to 18.1% or $14.6 million for the first quarter 2002. This increase is the combined result of the growth of the frozen entree market in Canada and the volume impact from the continued use of advertising.

Gross Profit. Gross profit in the first fiscal quarter of 2003 increased $1.9 million or 8.9% to $23.0 million from $21.1 million in the comparable quarter last year. The gross margin increased to 28.0% of net sales from 26.1%. The gross profit and margin improvement is due to lower trade promotion spending.

Selling and Marketing Expenses. Selling and marketing expenses for the first quarter of 2003 increased $2.1 million to $10.7 million due primarily to increased TV advertising.

General and Administrative Expenses. General and administrative expenses were $10.8 million in the first quarter of 2003, as compared to $10.0 million for the first quarter 2002. This increase is due primarily to a write-off of Fleming's trade receivables as a result of the Company filing for bankruptcy protection.

Operating Income. Operating income for the first fiscal quarter ended April 20, 2003 was $1.5 million as compared to $2.5 million for the comparable period last year. This reduction in operating income is primarily the result of increase in advertising expense and bad debt expense, offset partially by the gross profit improvement.

Interest Expense. Interest expense for the first fiscal quarter ended April 20, 2003 decreased $1.1 million to $4.2 million. The reduction is the result of the combination of lower interest rates, a lower debt level and lower amortization of deferred financing costs as the result of the Company refinancing its senior bank debt on September 27, 2002.

Interest Income. Interest income was $0.1 million for the first fiscal quarter for both 2003 and 2002.

Other, Net. The first quarter 2003 had expense of $0.1 million, as compared to other income of $0.2 million in the first quarter 2002.

Net Loss. For the reasons stated above, the net loss for the first quarter ended April 20, 2003 was $2.7 million as compared to a net loss of $2.5 million for the first quarter 2002.

Liquidity and Capital Resources

At April 20, 2003, the Company had $14.2 million outstanding on a $32.5 million line of senior revolving credit with LaSalle Bank, N.A. The cash and cash equivalent balance as of April 20, 2003 was $2.0 million as compared to $1.3 million as of April 21, 2002. As of April 20, 2003, the Company was in compliance with all covenants of its senior credit agreement with LaSalle Bank.

Operating activities provided $4.9 million of cash in the first 16 weeks of 2003 as compared to $3.3 million for the first 16 weeks of 2002. This $1.6 million improvement in cash provided by operating activities is the result of $1.7 million decrease in working capital requirements and a $0.5 million increase in deferred income taxes, offset by a $0.2 million decrease in net income, a $0.4 million decrease in depreciation and amortization.

Investing activities used $3.4 million of cash for the 16 weeks of 2003, as compared to $4.4 million for the comparable period in 2002. The reduction of $1 million is primarily attributed to decreased capital spending.

Financing activities used $2.3 million of cash in the first 16 weeks ended April 20, 2003 as compared to $0.9 million used in the first 16 weeks of 2002. The Company paid $4.8 million in distribution to stockholders in the first 16 weeks of 2003 to cover their tax liability related to 2002 operating results.

As a part of the Company's strategic growth plan, the Company incurred approximately $4.5 million for slotting expenses for the first 16 weeks of 2003. The Company plans to spend an additional $7.3 million in slotting expenses in 2003 to introduce new products and increase product penetration. The Company incurred $4.5 million in TV advertising in the first fiscal quarter 2003, and plans to spend an additional $1.5 million for the balance of 2003. The Company also plans on spending approximately $12.0 million on plant and equipment purchases in 2003, primarily to increase the production capacity at its Jackson, Ohio plant.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Of the $157.6 million of total indebtedness on April 20, 2003, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to obtain any such refinancing on commercially reasonable terms or at all. The Company's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 require the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 effective first quarter 2003. The adoption of SFAS No. 143 did not have an impact on the Company's financial condition or results of operations.

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that this Standard will have an impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a company to consider variable interest entities ("VIE") if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of the Interpretation became effective for the Company in the first quarter of 2003 and did not have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with

J.M. Schneider Corporation in Canada, which accounted for 19.1% of net sales for the 16 weeks ended April 20, 2003. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute position independent of those exposures. The Company does not enter into contract for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its first fiscal quarter ended April 20, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.0% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.0% of which $2,500 matured on December 31, 2002 and March 31, 2003, respectively, and $2,500 will mature on June 30, 2003 and September 30, 2003, respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps were accounted for as cash flow hedges and their fair values are reflected in the financial statements under the Stockholders' Equity section of the Consolidated Balance Sheet.

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

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUIGINO'S, INC.

Date: June 2, 2003                 By: /s/ Thomas W. Knuesel
                                       ----------------------------------------
                                   Thomas W. Knuesel
                                   Chief Financial Officer (principal financial
                                   and accounting officer)

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


Date: June 2, 2003

                                    By    /s/ Ronald O. Bubar
                                          --------------------------------------
                                          Ronald O. Bubar
                                          Chief Executive Officer

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


Date: June 2, 2003

                                   By     /s/ Thomas W. Knuesel
                                          --------------------------------------
                                          Thomas W. Knuesel
                                          Chief Financial Officer

                                  EXHIBIT INDEX


        Number              Description

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