Form 10-Q
period 2003-07-13
LUIGINOS INC
filed 2003-08-22
CIK 1083751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 13, 2003 or

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

Yes  X   No
    ---     ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common                                          1,000
----------------------------------              --------------------------------
             (Class)                            (Outstanding at August 22, 2003)

                         LUIGINO'S, INC AND SUBSIDIARY
                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 13, 2003
         (Unaudited) and December 29, 2002 .............................    3

         Consolidated Statements of Operations for the 12 and
         28 weeks ended July 13, 2003 (Unaudited) and
         July 14, 2002 (Unaudited) .....................................    4

         Consolidated Statements of Cash Flows for 28 weeks
         ended July 13, 2003 (Unaudited) and July 14, 2002
         (Unaudited) ...................................................    5

         Notes to Financial Statements (Unaudited) .....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....   14

Item 4.  Controls and Procedures .......................................   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders ...........   15

Item 5.  Other Information .............................................   15

Item 6.  Exhibits and Reports on Form 8-K ..............................   16

Signatures .............................................................   17

Exhibit Index ..........................................................   18

                         LUIGINO'S, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                    July 13,    December 29,
                                                      2003          2002
                                                    --------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents .....................   $  1,445      $  2,870
  Receivables, net of allowance for
    doubtful accounts of $150 and $146 ..........     28,720        28,955
  Inventories ...................................     19,645        22,469
  Prepaid expenses and other ....................      3,364         2,946
                                                    --------      --------
    Total current assets ........................     53,174        57,240
                                                    --------      --------
Property, Plant and Equipment:
  Land ..........................................         22            22
  Buildings and improvements ....................     21,110        20,866
  Machinery and equipment .......................    125,755       123,671
  Office equipment and leasehold improvements ...      6,726         6,727
  Construction in progress ......................     12,354         8,956
  Less--Accumulated depreciation ................    (77,867)      (69,543)
                                                    --------      --------
    Net property, plant and equipment ...........     88,100        90,699
                                                    --------      --------
Other Assets:
  Receivables from stockholder ..................      4,222         4,472
  Deferred costs, principally debt issuance
    costs, net ..................................      3,700         3,946
  Restricted cash ...............................         49            48
  Goodwill ......................................     39,648        39,648
  Other intangibles, net of amort of
    $11,269 and $10,884 .........................     23,382        23,766
                                                    --------      --------
    Total other assets ..........................     71,001        71,880
                                                    --------      --------
Total Assets ....................................   $212,275      $219,819
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ..........   $ 12,947      $ 10,723
  Accounts payable ..............................     22,812        19,885
  Accrued expenses:
    Accrued payroll and benefits ................      5,505         6,671
    Accrued interest ............................      4,715         4,333
    Accrued promotions and other ................      8,023         4,457
    Declared shareholder tax distributions                 -         4,647
                                                    --------      --------
    Total current liabilities ...................     54,002        50,716

Long-Term Debt, less current maturities .........    136,752       145,298
Deferred Taxes ..................................      9,066         9,066
                                                    --------      --------
    Total liabilities ...........................    199,820       205,080
                                                    --------      --------
Commitments and Contingencies

Stockholders' Equity:
  Common stocks:
    Voting, $1 stated par value, 600 shares
      authorized; 100 shares issued and
      outstanding ...............................          -             -
    Nonvoting, $1 stated par value, 900 shares
      authorized; 900 shares issued and
      outstanding ...............................          1             1
  Additional paid-in capital ....................        655           655
  Declared stockholder tax distributions ........          -        (4,647)
  Accumulated other comprehensive loss ..........       (292)         (548)
  Retained earnings .............................     12,091        19,278
                                                    --------      --------
    Total stockholders' equity ..................     12,455        14,739
                                                    --------      --------
Total Liabilities and Stockholders' Equity ......   $212,275      $219,819
                                                    ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                             Second Fiscal Quarter Ended              28 Weeks Ended
                                            ------------------------------    ------------------------------
                                            July 13, 2003    July 14, 2002    July 13, 2003    July 14, 2002
                                            -------------    -------------    -------------    -------------
Net Sales ................................     $72,050          $68,836          $154,160         $149,708
Cost of Goods Sold .......................      50,102           46,203           109,254          106,034
                                               -------          -------          --------         --------
  Gross profit ...........................      21,948           22,633            44,906           43,674
                                               -------          -------          --------         --------
Operating Expenses:
  Selling and marketing expenses .........       6,729            5,681            17,380           14,194
  General and administrative expenses.....       7,732            7,743            18,491           17,728
                                               -------          -------          --------         --------
  Total operating expenses................      14,461           13,424            35,871           31,922
                                               -------          -------          --------         --------
  Operating income .......................       7,487            9,209             9,035           11,752

Other Income (Expense):
  Interest expense .......................      (3,145)          (3,499)           (7,384)          (8,800)
  Interest income ........................          60               54               126              130
  Other, net .............................         (88)             (97)             (138)              98
                                               -------          -------          --------         --------
  Total other expense ....................      (3,173)          (3,542)           (7,396)          (8,572)
                                               -------          -------          --------         --------

Net Income ...............................     $ 4,314          $ 5,667          $  1,639         $  3,180
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

                         LUIGINO'S, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                          First 28 Weeks Ended
                                                                      ----------------------------
                                                                      July 13, 2003  July 14, 2002
                                                                      -------------  -------------
Operating Activities:
  Net Income ........................................................   $  1,639        $  3,180
  Adjustments to net loss provided by (used in)
  operating activites -
    Depreciation and amortization....................................      9,642          10,415
    Deferred income taxes............................................          -            (534)
    Changes in operating assets and liabilities:
      Receivables ...................................................       (493)          5,456
      Inventories....................................................      2,824            (459)
      Prepaid expenses and other ....................................       (418)              6
      Accounts payable and accrued expenses .........................      5,965          (3,675)
                                                                        --------        --------
        Net cash provided by operating activities ...................     19,159          14,389
                                                                        --------        --------
Investing Activities:
  Purchases of property, plant and equipment ........................     (5,726)         (8,156)
  Purchases of other assets .........................................       (689)           (181)
                                                                        --------        --------
        Net cash used in investing activities .......................     (6,415)         (8,337)
                                                                        --------        --------
Financing Activities:
  Borrowings on revolving credit agreement ..........................     62,900          53,600
  Payments on revolving credit agreement ............................    (63,800)        (39,700)
  Proceeds from debt.................................................        729               -
  Repayments of debt ................................................     (5,422)        (14,987)
  Increase in restricted cash........................................         (1)             (2)
  Decrease in notes receivable.......................................        250             250
  Distributions to stockholders......................................     (8,825)         (7,720)
                                                                        --------        --------
        Net cash used in financing activities .......................    (14,169)         (8,559)
                                                                        --------        --------
  Decrease in cash and cash equivalents..............................     (1,425)         (2,507)
  Cash and cash equivalents, beginning of period ....................      2,870           3,440
                                                                        --------        --------
  Cash and cash equivalents, end of period ..........................   $  1,445        $    933
                                                                        ========        ========
  Supplemental Information:
    Interest paid ...................................................   $  6,566        $  7,214
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

Operating results for the 28 weeks ended July 13, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 2002, filed on March 25, 2003 with the Securities and Exchange Commission.

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

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires a company to consider variable interest entities ("VIE") if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of the Interpretation became effective for the Company in the first quarter of 2003 and did not have an impact on our consolidated financial statements.

In December 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliveries" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 002-21 will have a material impact of the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. Certain provisions of EITF 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company's consolidated financial statements.

4.   Goodwill and Intangible Assets

The carrying amount for goodwill, as of July 13, 2003 and December 29, 2002 was $39,648.

         Intangible assets as of July 13, 2003 consisted of the following:

                                                                                  Gross
                                                                                Carrying    Accumulated
         (In thousands)                                                          Amount     Amortization
         -----------------------------------------------------------------------------------------------
         Amortized intangible assets:
           Restricted Convenant                                                 $ 10,000        $ 10,000
           Transitional Agreement                                                    150             150
                                                                                ------------------------
                                                                                  10,150          10,150
                                                                                ========================
         Unamortized intangible assets:

           Trademarks                                                             22,893
           Patent Sublicense                                                         489
                                                                                --------
                                                                                  23,382
                                                                                ========
         Amortization of intangibles for the 28 weeks ended July 13, 2003       $    386
                                                                                ========

Those intangible assets that were being amortized are fully amortized as of July 13, 2003 and therefore future amortization expense will be $0.

5.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12- or 13-week fourth fiscal quarter.

6.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                  July 13, 2003       December 29, 2002
                                  -------------       -----------------
Raw materials ....................   $  8,755              $  7,509
Finished goods ...................      7,671                12,348
Packaging supplies ...............      3,219                 2,612
                                     --------              --------
                                     $ 19,645              $ 22,469
                                     ========              ========

7.   Debt:

On September 27, 2002, the Company entered into a new $75,000 credit facility to replace the $100,000 credit facility used to fund the Company's acquisition of The All American Gourmet Company (AAG) from Heinz Frozen Foods Company and to fund the Company's revolving credit. The new credit facility includes (a) a $42,500 term loan with maturities for each of the five years subsequent to December 31, 2001 of $5,000, $10,000, $12,500, $11,250, and $3,750, and (b) a
$32,500 revolving credit facility maturing on January 4, 2006, subject to certain borrowing base limitations. At July 13, 2003, the Company had outstanding balances of $9,000 on the revolving line of credit.

On February 4, 1999, the Company issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006, pursuant to an Indenture between the Company and U.S. Bank Trust National Association as Trustee. The Senior Subordinated Notes may be redeemed by the Company for a premium after March 1, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. One is a $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.00% maturing on December 31, 2003 and the other is a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.00% of which $2,500 matured on December 31, 2002, March 31, 2003, and June 30, 2003, respectively and the remaining $2,500 will mature on September 30, 2003.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of July 13, 2003 is a liability of $292 which is reflected on our Consolidated Balance Sheets as accumulated other comprehensive loss.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 1.75% to 2.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 0% to 0.5% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 0.5%. Advances through July 13, 2003 bore interest at the Eurodollar Rate plus 2.00% and Prime Rate plus 0.25% with a weighted-average interest rate of 3.36% at July 13, 2003. The Company also pays a fee of 0.25% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility and Indenture contain various restrictive covenants. The Credit Agreement among other matters, requires the Company to maintain a minimum debt service coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum tangible net worth, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At July 13, 2003, the Company was in compliance with all covenants in the credit agreement and Indenture.

8.   Foreign Currency Risks

While transactions with international customers are entered into in U.S. dollars, distributions received from our foreign distributors are paid in local currency. In July 2003, the Company entered into a cash flow hedge on $10,100 Canadian dollars relating to future anticipated distributions to be received from our Canadian distributor between August 6, 2003 and June 11, 2004. The average rate for this cash flow hedge is $1.3974 Canadian dollars for each U.S. dollar. At July 13, 2003, the fair market value of the hedge was not material.

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

Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                     Second Fiscal Quarter Ended           28 Weeks Ended
                                    -----------------------------   -----------------------------
                                    July 13, 2003   July 14, 2002   July 13, 2003   July 14, 2002
                                    -------------   -------------   -------------   -------------
Net Sales ......................        100.0%          100.0%          100.0%          100.0%
Cost of Goods Sold .............         69.5            67.1            70.9            70.8
                                        -----           -----           -----           -----
  Gross profit .................         30.5            32.9            29.1            29.2

Operating Expenses:
  Selling and marketing ........          9.4             8.3            11.2             9.5
  General and administrative ...         10.7            11.2            12.0            11.8
                                        -----           -----           -----           -----
  Total operating expenses .....         20.1            19.5            23.2            21.3
  Operating income .............         10.4            13.4             5.9             7.9

Other Income (Expense):
  Interest expense .............         (4.4)           (5.1)           (4.8)           (5.9)
  Interest income ..............          0.1             0.1             0.1             0.1
  Other, net ...................         (0.1)           (0.2)           (0.1)            0.0
                                        -----           -----           -----           -----
    Total other expense ........         (4.4)           (5.2)           (4.8)           (5.8)
                                        -----           -----           -----           -----
Net Income .....................          6.0%            8.2%            1.1%            2.1%
                                        =====           =====           =====           =====

Second Fiscal Quarter 2003 compared to Second Fiscal Quarter 2002

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                      Second Fiscal Quarter Ended
                     -----------------------------   Percentage
                     July 13, 2003   July 14, 2002     Change
                     -------------   -------------   ----------
                          (Dollars in thousands)
Popular ............    $39,645         $38,262          3.6%
Economy ............     17,439          18,658         (6.5)
Signature ..........      2,917           3,617        (19.4)
Snacks .............      4,172           2,293         81.9
Bowls ..............      5,896           6,006         (1.8)
Co-Pack ............      1,981               -            -
                        -------         -------        -----
                        $72,050         $68,836          4.7%
                        =======         =======        =====

Total Company net sales for the first fiscal quarter ended July 13, 2003 increased $3.2 million or 4.7% to $72.0 million from $68.8 million for the comparable quarter in 2002. Unit volume increased 7.8%, while trade promotion spending increased $2.7 million over the comparable period last year due primarily to slotting expense associated with the launching of Lean Gourmet, a healthy product in the value segment.

Net sales in the Popular product line were up $1.4 million or 3.6% due primarily to the introduction of Lean Gourmet. Economy net sales were down $1.2 million or 6.5% which is slightly greater than the category drop of 5.0% as reported for single serve frozen entr in the U.S. market by AC Nielson for the comparable time frame in 2003. Signature net sales decreased $0.7 million due to declining distribution. Snacks net sales increased $1.8 million led by the introduction of the 12" oven baked pizza. Bowls net sales declined 1.8% or $0.1 million. The Company had $2.0 million in Co-Pack sales to an affiliate in the second quarter ended July 13, 2003.

Canadian net sales contributed 19.3% or $13.9 million of net sales for the second quarter ended July 13, 2003 compared to 15.4% or $10.6 million for the second quarter 2002. This increase is the combined result of the growth of the frozen entr market in Canada and the volume impact from the continued use of advertising.

Gross Profit. Gross profit in the second fiscal quarter ended July 13, 2003 decreased $0.7 million or 3.1% to $21.9 million from $22.6 million in the comparable quarter last year. The gross margin decreased to 30.5% of net sales from 32.9%. The gross profit and margin decline is due to higher trade promotion spending and higher concentration of lower margin foreign sales.

Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of 2003 increased $1.0 million to $6.7 million due primarily to increased TV advertising.

General and Administrative Expenses. General and administrative expenses were level at $7.7 million for both the second quarter of 2003 and 2002.

Operating Income. Operating income for the second fiscal quarter ended July 13, 2003 was $7.5 million as compared to $9.2 million for the comparable period last year. This reduction in operating income is primarily the result of the increases in trade promotion and advertising expense.

Interest Expense. Interest expense for the second fiscal quarter ended July 13, 2003 decreased $0.4 million to $3.1 million. The reduction is the result of the combination of lower interest rates, a lower debt level and lower amortization of deferred financing costs as the result of the Company refinancing its senior bank debt on September 27, 2002.

Interest Income. Interest income was $0.1 million for the second fiscal quarter for both 2003 and 2002.

Other, Net. The second quarter 2003 had other expense of $0.1 million, as did the second quarter 2002.

Net Income. For the reasons stated above, the net income for the second quarter ended July 13, 2003 was $4.3 million as compared to a net income of $5.7 million for the second quarter 2002.

The 28 Weeks Ended July 13, 2003 as Compared to the 28 Weeks Ended July 14,
2002.

Net Sales. The following table set forth the Company's net sales by product line and the percentage change from the prior period.

                             28 Weeks Ended
                    ----------------------------  Percentage
                    July 13, 2003  July 14, 2002    Change
                    -------------  -------------  ----------
                         (Dollars in thousands)
Popular ...........   $  82,756      $  86,439        (4.3)%
Economy ...........      38,294         41,930        (8.7)
Signature .........       7,613          9,553       (20.3)
Snacks ............       7,968          5,358        48.7
Bowls .............      13,676          6,428       112.8
Co-Pack ...........       3,853              -           -
                      ---------      ---------       -----
                      $ 154,160      $ 149,708         3.0%
                      =========      =========       =====

Total net sales for the 28 weeks ended July 13, 2003 increased $4.5 million or 3.0% to $154.2 million as compared to $149.7 million in 2002. Unit volume increased 1.5%, while trade promotion spending decreased $4.2 million over the comparable period last year due to the overall shift of spending from trade promotions to TV advertising. According to AC Nielson, the single serve frozen entree category in the U.S. declined 2.3% during the first 28 weeks of 2003 from the comparable period in 2002.

Net sales in the Popular product line declined $3.7 million or 4.3% for the 28 weeks ended July 13, 2003 due primarily to higher trade spending, as unit volume increased 1.0%. Economy net sales dropped $3.6 million or 8.7% for the 28 week period ended July 13, 2003 due to the continued shift of retailers to a one-value brand strategy. Signature net sales were down $1.9 million due to declining distribution. Snacks net sales increased $2.6 million due primarily to the introduction of the 12" oven baked pizza. Net sales in the Bowls product line increased $7.2 million due to reduced trade spending, primarily slotting expense of $6.4 million, while unit volume increased 5.3%. The Company had $3.9 million in Co-Pack product sales to an affiliate during the 28 week period ended July 13, 2003.

Canadian net sales for the 28 week period ended July 13, 2003 were $29.6 million or 19.2% of total net sales, as compared to $25.2 million or 16.8% for the same 28 weeks in 2002.

Gross Profit. Gross profit for the 28 weeks ended July 13, 2003 increased $1.2 million or 2.8% to $44.9 million from $43.7 million for the comparable period in 2002. The gross margin decreased to 29.1% from 29.2% in 2002. Gross profit increase of $1.2 million was attributed to the higher volume while the gross margin decline is due to product mix, with a higher concentration of lower margin foreign sales.

Selling and Marketing Expenses. Selling and marketing expenses for the 28 weeks ended July 13, 2003 were $17.4 million, an increase of $3.2 million from the comparable period in 2002. The increase is due primarily to increased TV advertising.

General and Administrative Expenses. General and administrative expenses increased $0.8 million to $18.5 million for the 28 weeks ending July 13, 2003. The increase is due primarily to a write-off of Fleming's trade receivables as a result of their filing for bankruptcy protection.

Operating Income. Operating income for the 28 weeks ended July 13, 2003 was $9.0 million as compared to $11.8 million in 2002. The $2.8 million decrease in operating is primarily the net result of the increase in TV advertising and bad debt write-off offset partially by increased gross profit.

Interest Expense. Interest expense for the 28 weeks ended July 13, 2003 decreased $1.4 million to $7.4 million. The decline is the result of lower interest rates, lower debt level and lower amortization of deferred financing costs as the result of the Company refinancing its senior bank debt on September 27, 2002.

Interest Income. Interest income was $0.1 million for both the 28 week periods in 2002 and 2003.

Other, Net. The 28 weeks ended July 13, 2003 reflects an other expense of $0.1 million as compared to other income of $0.1 million for the comparable period of time in 2002.

Net Income. For the reasons stated above, the net income for the 28 weeks ended July 13, 2003 was $1.6 million or 1.1% of net sales, as compared to $3.2 million or 2.1% for the comparable 28 weeks in 2002.

Liquidity and Capital Resources

At July 13, 2003, the Company had $9.0 million outstanding on a $32.5 million line of senior revolving credit with LaSalle Bank, N.A. The cash and cash equivalent balance as of July 13, 2003 was $1.4 million as compared to $0.9 million as of July 14, 2002. As of July 13, 2003, the Company was in compliance with all covenants of its senior credit agreement with LaSalle Bank.

Operating activities provided $19.2 million of cash in the first 28 weeks of 2003 as compared to $14.4 million for the first 28 weeks of 2002. This $4.8 million improvement in cash provided by operating activities is the result of $6.6 million decrease in working capital requirements and a $0.5 million increase in deferred income taxes, offset by a $1.5 million decrease in net income and a $0.8 million decrease in depreciation and amortization.

Investing activities used $6.4 million of cash for the 28 weeks of 2003, as compared to $8.3 million for the comparable period in 2002. The reduction of $1.9 million is primarily attributed to decreased capital spending.

Financing activities used $14.2 million of cash in the first 28 weeks ended July 13, 2003 as compared to $8.6 million used in the first 28 weeks of 2002. The Company paid $4.8 million in distribution to stockholders in the first 28 weeks of 2003 to cover their tax liabilities related to 2002 operating results and a $4.0 million dividend from excess cash from 2002 results.

As a part of the Company's strategic growth plan, the Company incurred approximately $7.7 million for slotting expenses for the first 28 weeks of 2003. The Company plans to spend an additional $2.3 million in slotting expenses in 2003 to introduce new products and increase product penetration. The Company incurred $6.0 million in TV advertising in the first 28 weeks of 2003, and plans no additional expenditures for the balance of 2003. The Company also plans on spending approximately $12.0 million on plant and equipment purchases in 2003, primarily to increase the production capacity at its Jackson, Ohio plant by using current revolving line of credit.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Of the $149.7 million of total indebtedness on July 13, 2003, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to obtain any such refinancing on commercially reasonable terms or at all. The Company's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

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

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires a company to consider variable interest entities ("VIE") if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of the Interpretation became effective for the Company in the first quarter of 2003 and did not have an impact on our consolidated financial statements.

In December 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliveries" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 002-21 will have a material impact of the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. Certain provisions of EITF 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The provisions of EITF 02-16 did not have a material impact on the Company's consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 19.2% of net sales for the 28 weeks ended July 13, 2003. At July 13, 2003, the Company's receivable balance due from this distributor was $3,224. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute position independent of those exposures. The Company does not enter into contracts for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its first 28 weeks ended July 13, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.0% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.0% of which $2,500 matured on December 31, 2002, March 31, 2003 and June 30, 2003, respectively, and the remaining $2,500 will mature on September 30, 2003.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps were accounted for as cash flow hedges and their fair values are reflected on our Consolidated Balance Sheet under comprehensive loss.

Foreign Currency Risks. While transactions with international customers are entered into in U.S. dollars, distributions received from our foreign distributors are paid in local currency. In July 2003, the Company entered into a cash flow hedge on $10,100 Canadian dollars relating to future anticipated distributions to be received from our Canadian distributor between August 6, 2003 and June 11, 2004. The average rate for this cash flow hedge is $1.3974 Canadian dollars for each U.S. dollar. At July 13, 2003, the fair market value of the hedge was not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On January 16, 2003, Weight Watchers International, Inc. ("Weight Watchers") commenced a lawsuit against the Company in United States District Court for the Southern District of New York. In the suit, Weight Watchers alleges that the Company's Michelina's Lean Gourmet frozen entrees infringe Weight Watchers' "Points" trademark. The Company has revised the manner in which it refers to "Points" in its packaging in accordance with a court ruling issued on June 30, 2003, and has exhausted its inventories of the packaging that was subject to the court's ruling. Weight Watchers also seeks unspecified monetary damages in the suit. To date, the Company believes it has successfully defended the case.

Item 4. Submission of Matters to a Vote of Security Holders.


On July 14, 2003, security holders holding $99.5 million of the aggregate principal amount of $100 million of the Company's outstanding senior subordinated notes consented to the waiver of the application of Section 4.09(a) of the Indenture, dated February 4, 1999, by and between the Company and U.S. Bank Trust National Association (the "Indenture") for up to $35 million of new financing that the Company intends to receive in connection with expansion of its manufacturing capacity in Jackson, Ohio. This new financing will be regarded as "Permitted Debt" for purposes of the Indenture. Holders holding a majority of the aggregate principal amount of the notes was required for the consent.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Number  Description
        ------  -----------

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        (b) Reports on Form 8-K

             No Forms 8-K were filed during the period covered by this report. However, the Company did file a Form 8-K on July 30, 2003 announcing that on July 14, 2003, the Company's bondholders consented to the waiver of the application of Section 4.09(a) of the Indenture, dated February 4, 1999, by and between the Company and U.S. Bank Trust National Association (the "Indenture") for up to $35 million of new financing that the Company intends to execute in connection with expansion of its manufacturing capacity. This new financing will be regarded as "Permitted Debt" for purposes of the Indenture. The Form 8-K also announced that on January 16, 2003, Weight Watchers International, Inc. ("Weight Watchers") commenced a lawsuit against the Company in United States District Court for the Southern District of New York. In the suit, Weight Watchers alleges that the Company's Michelina's Lean Gourmet frozen entrees infringe Weight Watchers' "Points" trademark. The Company has revised the manner in which it refers to "Points" in its packaging in accordance with a court ruling issued on June 30, 2003, and has exhausted its inventories of the packaging that was subject to the court's ruling. Weight Watchers also seeks unspecified monetary damages in the suit. To date, the Company believes it has successfully defended the case.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LUIGINO'S, INC.

Date: August 22, 2003          By: /s/ Thomas W. Knuesel
                                   ---------------------------------------------
                               Thomas W. Knuesel
                               Chief Financial Officer (principal financial and
                               accounting officer)

                                  EXHIBIT INDEX

Number  Description
------  -----------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbames-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995