Form 10-Q
period 2003-10-05
LUIGINOS INC
filed 2003-11-19
CIK 1083751

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 5, 2003
                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file number: 333-76569

                                   ----------

                                 Luigino's, Inc.
             (Exact name of registrant as specified in its charter)

           Minnesota                       2038                 59-3015985
(State of other jurisdiction of      (Primary Standard      (I.R.S. Employer
 incorporation or organization)  Industrial Classification  Identification No.)
                                       Code)

                              525 Lake Avenue South
                                Duluth, MN 55802
                                 (218) 723-5555
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices.)

                                   ----------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [_]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                                         1,000
--------------------------------          --------------------------------------
           (Class)                          (Outstanding at November 17, 2003)
================================================================================

                          LUIGINO'S, INC AND SUBSIDIARY
                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of October 5, 2003
          (Unaudited) and December 29, 2002 ............................       3

          Consolidated Statements of Operations for the 12
          and 40 weeks ended October 5, 2003 (Unaudited)
          and October 6, 2002 (Unaudited)...............................       4

          Consolidated Statements of Cash Flows for
          40 weeks ended October 5, 2003 (Unaudited)
          and October 6, 2002 (Unaudited)...............................       5

          Notes to Consolidated Financial Statements (Unaudited)........       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................       9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk...................................................      14

Item 4.   Controls and Procedures.......................................      15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      15

Item 5.   Other Information.............................................      16

Item 6.   Exhibits and Reports on Form 8-K..............................      16

Signatures..............................................................      17

Exhibit Index...........................................................      18

                         LUIGINO'S, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)

                                                     (Unaudited)
                                                      October 5,   December 29,
                                                         2003         2002
                                                     ------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents.......................  $      2,556  $      2,870
   Receivables, net of allowance for doubtful
    accounts of $150 and $146......................        27,824        28,955
   Inventories.....................................        22,594        22,469
   Prepaid expenses and other......................         3,362         2,946
                                                     ------------  ------------
      Total current assets.........................        56,336        57,240
                                                     ------------  ------------
Property, Plant and Equipment:
   Land............................................            22            22
   Buildings and improvements......................        21,802        20,866
   Machinery and equipment.........................       130,131       123,671
   Office equipment and leasehold improvements.....         6,924         6,727
   Construction in progress........................        10,032         8,956
   Less - - Accumulated depreciation...............       (81,107)      (69,543)
                                                     ------------  ------------
      Net property, plant and equipment............        87,804        90,699
                                                     ------------  ------------
Other Assets:
   Receivables from stockholder....................         4,222         4,472
   Deferred costs, principally debt issuance and
   package design, net.............................         3,627         3,946
   Restricted cash.................................            51            48
   Goodwill........................................        39,648        39,648
   Other intangibles, net of amort of $11,269 and
   $10,884.........................................        23,382        23,766
                                                     ------------  ------------
      Total other assets...........................        70,930        71,880
                                                     ------------  ------------
Total Assets.......................................  $    215,070  $    219,819
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt............  $     13,554  $     10,723
   Accounts payable................................        25,821        19,885
   Accrued expenses:
      Accrued payroll and benefits.................         5,561         6,671
      Accrued interest.............................         1,984         4,333
      Accrued promotions and other.................         4,350         4,457
      Declared shareholder tax distributions.......            --         4,647
                                                     ------------  ------------
      Total current liabilities....................        51,270        50,716
Long-Term Debt, less current maturities............       136,466       145,298
Deferred Taxes.....................................         9,066         9,066
                                                     ------------  ------------
      Total liabilities............................       196,802       205,080
                                                     ------------  ------------
Commitments and Contingencies
Stockholders' Equity:
   Common stocks:
      Voting, $1 stated par value, 600 shares
       authorized; 100 shares issued and
       outstanding.................................            --            --
      Nonvoting, $1 stated par value, 900 shares
       authorized; 900 shares issued and
       outstanding.................................             1             1
   Additional paid-in capital......................           655           655
   Declared stockholder tax distributions..........            --        (4,647)
   Accumulated other comprehensive loss ...........          (344)         (548)
   Retained earnings...............................        17,956        19,278
                                                     ------------  ------------
      Total stockholders' equity...................        18,268        14,739
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity.........  $    215,070  $    219,819
                                                     ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                  Third Fiscal Quarter
                                         Ended               40 Weeks Ended
                                 ----------------------  ----------------------
                                 October 5,  October 6,  October 5,  October 6,
                                    2003        2002        2003        2002
                                 ----------  ----------  ----------  ----------
Net Sales .....................  $   70,551  $   70,980  $  224,711  $  220,688
Cost of Goods Sold ............      48,506      47,284     157,759     153,318
                                 ----------  ----------  ----------  ----------
   Gross profit ...............      22,045      23,696      66,952      67,370
                                 ----------  ----------  ----------  ----------
Operating Expenses:
   Selling and marketing
    expenses ..................       5,204       6,563      22,585      20,757
   General and administrative
    expenses ..................       6,370       7,522      24,861      25,250
                                 ----------  ----------  ----------  ----------
   Total operating expenses ...      11,574      14,085      47,446      46,007
                                 ----------  ----------  ----------  ----------
   Operating income ...........      10,471       9,611      19,506      21,363
Other Income (Expense):
   Interest expense ...........      (3,090)     (3,422)    (10,475)    (12,221)
   Extinguishment of Debt .....          --      (1,160)         --      (1,160)
   Interest income ............          49          54         176         183
   Other, net .................         (26)        (94)       (164)          3
                                 ----------  ----------  ----------  ----------
   Total other expense ........      (3,067)     (4,622)    (10,463)    (13,195)
                                 ----------  ----------  ----------  ----------
Net Income ....................  $    7,404  $    4,989  $    9,043  $    8,168
                                 ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                        40 Weeks Ended
                                               --------------------------------
                                               October 5, 2003  October 6, 2002
                                               ---------------  ---------------
Operating Activities:
   Net Income ...............................  $         9,043  $         8,168
   Adjustments to net income provided by
    (used in) Operating Activities -
      Depreciation and amortization .........           13,274           16,223
      Changes in operating assets and
      liabilities:
      Receivables ...........................              403            5,861
      Inventories ...........................             (125)          (1,672)
      Prepaid expenses and other ............             (416)             240
      Accounts payable and accrued
       expenses .............................            2,574           (6,740)
                                               ---------------  ---------------
         Net cash provided by operating
          activities ........................           24,753           22,080
                                               ---------------  ---------------
Investing Activities:
   Purchases of property, plant and
    equipment ...............................           (8,669)         (10,967)
   Purchases of other assets ................           (1,008)            (310)
                                               ---------------  ---------------
         Net cash used in investing
          activities ........................           (9,677)         (11,277)
                                               ---------------  ---------------
Financing Activities:
   Borrowings on revolving credit
    agreement ...............................           93,400           77,700
   Payments on revolving credit agreement ...          (91,300)         (63,966)
   Proceeds from debt .......................              729           56,234
   Repayments of debt .......................           (8,101)         (71,611)
   Increase in deferred financing costs .....               --             (584)
   Increase in restricted cash ..............               (3)              (3)
   Decrease in notes receivable .............              250              250
   Distributions to stockholders ............          (10,365)         (10,329)
                                               ---------------  ---------------
         Net cash used in financing
          activities ........................          (15,390)         (12,309)
                                               ---------------  ---------------
Decrease in cash and cash equivalents .......             (314)          (1,506)
Cash and cash equivalents, beginning of
 period .....................................            2,870            3,440
                                               ---------------  ---------------
Cash and cash equivalents, end of period ....  $         2,556  $         1,934
                                               ===============  ===============
Supplemental Information:
      Interest paid .........................  $        12,207  $        13,303
                                               ===============  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                         LUIGINO'S, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

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

Operating results for the 40 weeks ended October 5, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 4, 2004.

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

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not have any financial instruments outstanding to which the provision of SFAS No. 150 apply, therefore SFAS No. 150 did not have an impact on the Company's Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an impact on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 states that companies that have exposure to economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact on the company's Consolidated Financial Statements.

In December 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliveries" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore the application of the provisions of EITF did not have an impact on the Company's Consolidated Financial Statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. Certain provisions of EITF 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The provisions of EITF 02-16 did not have an impact on the Company's Consolidated Financial Statements.

4.   Goodwill and Intangible Assets

The carrying amount for goodwill, as of October 5, 2003 and December 29, 2002 was $39,648.

Intangible assets as of October 5, 2003 consisted of the following:

                                              Gross
                                             Carrying     Accumulated
 (In thousands)                               Amount      Amortization
----------------------------------------------------------------------
Amortized intangible assets:
  Restricted Convenant                       $     10,000   $     10,000
  Transitional Agreement                              150            150
                                           ---------------------------
                                                   10,150         10,150
                                           ===========================
Unamortized intangible assets:
  Trademarks                                       22,893
  Patent Sublicense                                   489
                                             ------------
                                                   23,382
                                             ============
Amortization of intangibles for the 40
weeks ended October 5, 2003                  $        385
                                             ============

Those intangible assets that were being amortized are fully amortized as of October 5, 2003 and therefore future amortization expense will be $0.

5.   Fiscal Year:

The Company has elected a 52/53 week fiscal year which ends on the Sunday closest to December 31. The Company's fiscal year includes a 16-week first fiscal quarter, 12-week second and third fiscal quarters and a 12- or 13-week fourth fiscal quarter.

6.   Inventories:

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                           October 5, 2003   December 29, 2002
                                           ---------------   -----------------
Raw materials ..........................   $         9,399   $           7,509
Finished goods .........................            10,161              12,348
Packaging supplies .....................             3,034               2,612
                                           ---------------   -----------------
                                           $        22,594   $          22,469
                                           ===============   =================

7.   Debt:

On September 27, 2002, the Company entered into a new $75,000 credit facility to replace the $100,000 credit facility used to fund the Company's acquisition of The All American Gourmet Company (AAG) from Heinz Frozen Foods Company and to fund the Company's revolving credit. The new credit facility includes (a) a $42,500 term loan with maturities for each of the five years subsequent to December 31, 2001 of $5,000, $10,000, $12,500, $11,250, and $3,750, and (b) a
$32,500 revolving credit facility maturing on January 4, 2006, subject to certain borrowing base limitations. At October 5, 2003, and at December 29, 2002, the Company had outstanding balances of $12,000 and $9,900, respectively, on the revolving line of credit.

On February 4, 1999, the Company issued $100,000 of 10% Senior Subordinated Notes due February 1, 2006, pursuant to an Indenture between the Company and U.S. Bank Trust National Association as Trustee. The Senior Subordinated Notes may be redeemed by the Company for a premium after March 1, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. One is a $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.00% maturing on December 31, 2003 and the other is a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.00% of which $2,500 matured on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps are accounted for as cash flow hedges and their total fair market value as of October 5, 2003 is a liability of $162 which is reflected on the Company's Consolidated Balance Sheets as accumulated other comprehensive loss.

Based on a total leverage ratio calculated on a quarterly basis, borrowings under the term loan and revolving credit facility bear interest either at 1.75% to 2.25% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or at 0% to 0.5% over Alternative Base Rate, which is the larger of the Prime Rate or the Federal Funds Rate plus 0.5%. Advances through October 5, 2003 bore interest at the Eurodollar Rate plus 2.00% and Prime Rate plus 0.25% with a weighted-average interest rate of 3.12% at October 5, 2003. The Company also pays a fee of 0.25% to 0.50% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The credit facility and Indenture contain various restrictive covenants. The Credit Agreement among other matters, requires the Company to maintain a minimum debt service coverage ratio, a maximum total leverage ratio, a maximum senior leverage ratio and a minimum tangible net worth, all as defined in the credit agreement. The credit agreement also limits additional indebtedness, capital expenditures and cash dividends. At October 5, 2003, the Company was in compliance with all covenants of its senior credit agreement with LaSalle Bank, except for the Total Leverage Ratio. Subsequent to October 5, 2003, the Company received an amendment to the senior credit agreement related to the covenant and is currently in compliance.

8.   Foreign Currency Risks

While transactions with international customers are entered into in U.S. dollars, distributions received from our foreign distributors are paid in local currency. In July 2003, the Company entered into a cash flow hedge on $10,100 Canadian dollars relating to future anticipated distributions to be received from our Canadian distributor between August 6, 2003 and June 11, 2004 of which $2,700 was received on August 15, 2003. The average rate for the remaining cash flow hedge is $1.4011 Canadian dollars for each U.S. dollar. At October 5, 2003, the fair market value of the hedge was a liability of $182 which is reflected on the Company's Consolidated Balance Sheets as accumulated other comprehensive loss.

9.   Comprehensive Income

                                   Third Fiscal Quarter Ended                40 Weeks Ended
                                ---------------------------------   ---------------------------------
                                October 5, 2003   October 6, 2002   October 5, 2003   October 6, 2002
                                ---------------   ---------------   ---------------   ---------------
Net Income                      $         7,404   $         4,989   $         9,043   $         8,168
Net unrealized (loss) gain on
 foreigen exchange hedge                   (182)               --              (182)               --
Net unrealized (loss) gain on
 interest rate swap                         130              (538)              376              (538)
                                ---------------   ---------------   ---------------   ---------------
Comprehensive Income            $         7,352   $         4,451   $         9,237   $         7,630
                                ===============   ===============   ===============   ===============

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

Results of Operations

The following table sets forth, for the periods indicated, the major components of Luigino's statements of operations expressed as a percentage of net sales:

                                             Third Fiscal Quarter Ended                40 Weeks Ended
                                          ---------------------------------   ---------------------------------
                                          October 5, 2003   October 6, 2002   October 5, 2003   October 6, 2002
                                          ---------------   ---------------   ---------------   ---------------
Net Sales..............................             100.0%            100.0%            100.0%            100.0%
Cost of Goods Sold.....................              68.8              66.6              70.2              69.5
                                          ---------------   ---------------   ---------------   ---------------
   Gross profit........................              31.2              33.4              29.8              30.5
Operating Expenses:
   Selling and marketing...............               7.4               9.3              10.0               9.4
   General and administrative..........               9.0              10.6              11.1              11.4
                                          ---------------   ---------------   ---------------   ---------------
   Total operating expenses............              16.4              19.9              21.1              20.8
   Operating income....................              14.8              13.5               8.7               9.7
Other Income (Expense):
   Interest expense....................              (4.4)             (6.5)             (4.7)             (6.1)
   Interest income.....................               0.1               0.1               0.1               0.1
   Other, net..........................               0.0              (0.1)             (0.1)              0.0
                                          ---------------   ---------------   ---------------   ---------------
      Total other expense..............              (4.3)             (6.5)             (4.7)             (6.0)
                                          ---------------   ---------------   ---------------   ---------------
Net Income.............................              10.5%              7.0%              4.0%              3.7%
                                          ===============   ===============   ===============   ===============

Third Fiscal Quarter 2003 compared to Third Fiscal Quarter 2002

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period:

                               Third Fiscal Quarter Ended
                            ---------------------------------    Percentage
                            October 5, 2003   October 6, 2002      Change
                            ---------------   ---------------   ------------
                                 (Dollars in thousands)
Popular .................   $        39,499   $        38,652            2.2%
Economy .................            16,536            18,743          (11.8)
Signature ...............             3,065             3,646          (15.9)
Snacks ..................             4,479             2,433           84.1
Bowls ...................             4,976             7,506          (33.7)
Co-Pack .................             1,996                --             --
                            ---------------   ---------------   ------------
                            $        70,551   $        70,980           (0.6)%
                            ===============   ===============   ============

Total Company net sales for the third fiscal quarter ended October 5, 2003 decreased $0.4 million or 0.6% to $70.6 million from $71.0 million for the comparable quarter in 2002. Unit volume increased 1.4%, while trade promotion spending increased $4.4 million over the comparable period last year due primarily to the new lower every day pricing strategy and increased slotting expense associated with the launching of Lean Gourmet, a healthy product in the value segment. According to AC Nielsen the single serve frozen entree category in the U.S. declined 7.7% during the 12 week period ended October 5, 2003 from the comparable period in 2002.

Net sales in the Popular product line increased $0.8 million or 2.2% due primarily to the introduction of Lean Gourmet. The Economy product line net sales were down $2.2 million or 11.8% which is slightly greater than the category decrease as reported AC Nielsen. Signature net sales decreased $0.6 million due to declining distribution. Snacks net sales increased by $2.1 million due to distribution gains and the introduction of the 12" oven bake pizza. Bowls net sales declined by $2.5 million over the comparable quarter last year due to category decline and distribution loss. The Company had $2.0 million in Co-Pack sales to an affiliate in the third quarter ended October 5, 2003.

Canadian net sales contributed 15.0% or $10.6 million of net sales for the third quarter of 2003, which compares with the 15.2% and $10.8 million for the same quarter last year.

Gross Profit. Gross profit in the third quarter ended October 5, 2003 decreased $1.7 million or 7.0% to $22.0 million from $23.7 million for the comparable quarter in 2002. The gross margin decreased to 31.2% of net sales from 33.4% for the comparable quarter last year. The gross profit and gross margin decline is due to higher trade promotional spending.

Selling and Marketing Expenses. Selling and marketing expenses for the third quarter of 2003 decreased $1.4 million to $5.2 million due primarily to timing of the TV advertising.

General and Administrative Expenses. General and administrative expenses were down $1.2 million to $6.4 million due primarily to the drop in amortization resulted from the expiration of a non-compete agreement in February 2003.

Operating Income. Operating income for the third quarter ended October 5, 2003 was $10.5 million as compared to $9.6 million for the same quarter in 2002. This $0.9 million increase in operating income is the net result of the decrease in selling and marketing expenses ($1.4 million), primarily TV advertising and the decrease in general and administrative expenses, ($1.2 million) primarily amortization, offset partially by the decline in gross profit ($1.7 million).

Interest Expense. Interest expenses for the third quarter ended October 5, 2003 decreased $0.3 million to $3.1 million. This reduction is the result of lower interest rates, a lower debt level and less amortization of deferred financing costs due to the Company refinancing its senior bank debt on September 27, 2002.

Extinguishment of Debt. Extinguishment of debt was zero in the third quarter 2003 as comparable to $1.2 million in the third quarter of 2002. On September 27, 2002 the Company refinanced the senior bank debt resulting in a $1.2 million write-off of deferred financing costs associated with the previous senior bank debt facility.

Interest Income. Interest income was consistent for the third fiscal quarter of both 2003 and 2002.

Net Income. For the reasons stated above, the net income for the third quarter ended October 5, 2003 was $7.4 million as compared to a net income of $5.0 million for the third quarter 2002.

The 40 weeks Ended October 5, 2003 as Compared to the 40 weeks Ended October 6,2002

Net Sales. The following table sets forth the Company's net sales by product line and the percentage change from the prior period.

                                     40 Weeks Ended
                            ---------------------------------    Percentage
                            October 5, 2003   October 6, 2002      Change
                            ---------------   ---------------   ------------
                                 (Dollars in thousands)

Popular .................   $       122,254   $       125,092           (2.3)%
Economy .................            54,831            60,672           (9.6)
Signature ...............            10,678            13,199          (19.1)
Snacks ..................            12,447             7,791           59.8
Bowls ...................            18,652            13,934           33.9
Co-Pack .................             5,849                --             --
                            ---------------   ---------------   ------------
                            $       224,711   $       220,688            1.8%
                            ===============   ===============   ============

Total net sales for the 40 weeks ended October 5, 2003 increased $4.0 million or 1.8% to $224.7 million as compared to $220.7 million in 2002. Unit volume increased 1.5%, while trade promotion spending decreased $0.1 million over the comparable period last year. According to AC Nielsen, the single serve frozen entree category in the U.S. declined 7.6% during the first 40 weeks of 2003 from the comparable period in 2002.

Net sales in the Popular product line declined $2.8 million or 2.3% for the 40 weeks ended October 5, 2003 due primarily to higher trade spending, as unit volume increased 2.5%. Economy net sales declined $5.8 million or 9.6% for the 40 week period ended October 5, 2003 which is slightly greater than the category drop of 7.6%. Signature net sales were down $2.5 million due to declining distribution. Snacks net sales increased $4.6 million due primarily to the introduction of the 12" oven baked pizza. Net sales in the Bowls product line increased $4.7 million due to reduced trade spending. The Company had $5.8 million in Co-Pack product sales to an affiliate during the 40 week period ended October 5, 2003.

Canadian net sales for the 40 week period ended October 5, 2003 were $40.2 million or 17.9% of total net sales, as compared to $36.0 million or 16.3% for the same 40 weeks in 2002.

Gross Profit. Gross profit for the 40 weeks ended October 5, 2003 decreased $0.4 million or 0.6% to $67.0 million from $67.4 million for the comparable period in 2002. The gross margin also decreased to 29.8% from 30.5% in 2002. Gross profit and gross margin declines were due to product mix, with a higher concentration of lower margin foreign sales.

Selling and Marketing Expenses. Selling and marketing expenses for the 40 weeks ended October 5, 2003 were $22.6 million, an increase of $1.8 million from the comparable period in 2002. The increase is due primarily to increased TV advertising.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million to $24.9 million for the 40 weeks ending October 5, 2003. The decrease is the net result of the change in amortization expense due to the expiration of a non-compete agreement in February 2003, partially offset by bad debt write offs.

Operating Income. Operating income for the 40 weeks ended October 5, 2003 was $19.5 million as compared to $21.4 million in 2002. The $1.9 million decrease in operating is primarily the net result of the decrease in gross profit plus the increase in TV advertising partially offset by reduced general and administrative expenses.

Interest Expense. Interest expense for the 40 weeks ended October 5, 2003 decreased $1.7 million to $10.5 million. The decline is the result of lower interest rates, lower debt level and less amortization of deferred financing costs as the result of the Company refinancing its senior bank debt on September 27, 2002.

Extinguishment of Debt. Debt extinguishment expenses was zero in the 40 weeks ended October 5, 2003 as compared to the $1.2 million for the comparable 40 weeks in 2002. On September 27, 2002 the Company refinanced its senior bank debt resulting in a $1.2 million write off of deferred financing costs associated with the previous senior bank debt facility.

Interest Income. Interest income was $0.2 million for both the 40 week periods in 2002 and 2003.

Other, Net. The 40 weeks ended October 5, 2003 reflects an other expense of $0.2 million as compared to a nominal amount for the comparable period of time in 2002.

Net Income. For the reasons stated above, the net income for the 40 weeks ended October 5, 2003 was $9.0 million or 4.0% of net sales, as compared to $8.2 million or 3.7% for the comparable 40 weeks in 2002.

Liquidity and Capital Resources

At October 5, 2003, the Company had $12.0 million outstanding on a $32.5 million line of senior revolving credit with LaSalle Bank, N.A. The cash and cash equivalent balance as of October 5, 2003 was $2.6 million as compared to $1.9 million as of October 6, 2002. As of October 5, 2003, the Company was in compliance with all covenants of its senior credit agreement with LaSalle Bank, except for the Total Leverage Ratio. Subsequent to October 5, 2003, the Company received an amendment to the senior credit agreement related to the covenant and is currently in compliance.

Operating activities provided $24.8 million of cash in the first 40 weeks of 2003 as compared to $22.1 million for the first 40 weeks of 2002. This $2.7 million improvement in cash provided by operating activities is the result of a $0.8 million increase in net income and a $4.8 million decrease in working capital requirements offset partially by a decline of $2.9 million in depreciation and amortization.

Investing activities used $9.7 million of cash for the 40 weeks of 2003, as compared to $11.3 million for the comparable period in 2002. The reduction of $1.6 million is primarily attributed to decreased capital spending.

Financing activities used $15.4 million of cash in the first 40 weeks ended October 5, 2003 as compared to $12.3 million used in the first 40 weeks of 2002. The Company paid $6.4 million in distribution to stockholders in the first 40 weeks of 2003 to cover their tax liabilities and a $4.0 million dividend from excess cash from 2002 results.

As a part of the Company's strategic growth plan, the Company incurred approximately $9.2 million for slotting expenses for the first 40 weeks of 2003. The Company plans to spend an additional $1.0 million in slotting expenses in 2003 to introduce new products and increase product penetration. The Company incurred $6.0 million in TV advertising in the first 40 weeks of 2003, and plans no additional expenditures for the balance of 2003. The Company also plans on spending approximately $3.3 million on plant and equipment purchases in the fourth quarter of 2003, primarily to increase the production capacity at its Jackson, Ohio plant. These equipment purchases will be funded with the Company's current line of credit.

The Company anticipates continuing to elect Subchapter S treatment under the U.S. Internal Revenue Code. Consequently, the Company will continue to make quarterly distributions to the stockholders based upon their estimated tax liabilities. The Company's subsidiary, AAG, is a C-Corporation. As such, AAG will be responsible for all tax liabilities including deferred taxes.

Of the $150.0 million of total indebtedness on October 5, 2003, $100.0 million consisted of 10% senior subordinated notes issued pursuant to an Indenture dated February 4, 1999 between the Company and U.S. Bank Trust National Association as trustee. Interest on the senior subordinated notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior subordinated notes are due February 1, 2006, but may be redeemed by the Company for a premium after March 1, 2003. Based upon the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit agreement, will be adequate to meet the future liquidity needs, including payment requirements on the senior subordinated notes, for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the senior subordinated notes on or before maturity. There can be no assurance that the business will generate sufficient cash flow from operations, or that future borrowings will be available under the credit agreement in an amount sufficient to enable the Company to service indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to obtain any such refinancing on commercially reasonable terms or at all. The Company's ability to make scheduled payments of principal of, or to pay the interest or premiums, if any, on, or to refinance its indebtedness or to fund planned capital expenditures will depend on future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

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

In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not have any financial instruments outstanding to which the provision of SFAS No. 150 apply, therefore SFAS No. 150 did not have an impact on the Company's Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an impact on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 states that companies that have exposure to economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, FASB Staff Position No. 46-6 delayed the consolidation requirements until annual or interim periods ending after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. FIN No. 46 did not have an impact of the company's Consolidated Financial Statements.

In December 2002, the EITF reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliveries" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore the application of the provisions of EITF 00-21 did not have an impact on the Company's Consolidated Financial Statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. Certain provisions of EITF 02-16 were effective November 22, 2002 and other provisions were effective after December 31, 2002. The provisions of EITF 02-16 did not have an impact on the Company's Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Considerations

Credit Risk. Financial instruments which potentially subject Luigino's to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and other financial instruments with various financial institutions. The Company's policy is to limit exposure to any one institution. When the Company formulates its investment strategy, it considers periodic evaluations of the relative credit standing of these financial institutions. The Company's concentrations of credit risk for trade accounts receivable are limited due to the large number of entities comprising the customer base. The Company has an exclusive distribution agreement with J.M. Schneider Corporation in Canada, which accounted for 17.9% of net sales for the 40 weeks ended October 5, 2003. At October 5, 2003, the Company's receivable balance due from this distributor was $3,645. The Company does not currently foresee a credit risk with this distributor.

Interest Rate Risk. The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate expenses. The swap contracts are entered into for periods consistent with relative underlying exposures, and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during its first 40 weeks ended October 5, 2003.

The Company entered into two fixed interest rate swaps in February 2002 totaling $30,000. A $20,000 swap at an interest rate of 3.49%, plus the current margin spread of 2.0% maturing on December 31, 2003 and a $10,000 swap at an interest rate of 3.07%, plus the current margin spread of 2.0% of which $2,500 matured on December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003,
respectively.

The swap agreements were entered into to fix the rate of interest on the floating rate senior credit facility. The swaps were accounted for as cash flow hedges and their fair values are reflected on the Company's Consolidated Balance Sheets under accumulated other comprehensive loss.

Foreign Currency Risks. While transactions with international customers are entered into in U.S. dollars, distributions received from our foreign distributors are paid in local currency. In July 2003, the Company entered into a cash flow hedge on $10,100 Canadian dollars relating to future anticipated distributions to be received from our Canadian distributor between August 6, 2003 and June 11, 2004 of which $2,700 was received on August 15, 2003. The average rate for the remaining cash flow hedge is $1.4011 Canadian dollars for each U.S. dollar. At October 5, 2003, the fair market value of the hedge was a liability of $182 which is reflected on the Company's Consolidated Balance Sheets as accumulated other comprehensive loss.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits - See attached Exhibit Index following signature page.

     (b) Reports on Form 8-K

          A Form 8-K dated July 30, 2003 was filed regarding the commencement of a lawsuit against the Company by Weight Watchers International, Inc. and a waiver by the Company's bondholders in connection with the Company's incurrence of new capital lease obligations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LUIGINO'S, INC.


Date: November 17, 2003                 By: /s/ Thomas W. Knuesel
                                            ------------------------------------
                                        Thomas W. Knuesel
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX
                                   Form 10-QSB
                          Quarter ended October 5, 2003


Number                 Description
------                 ---------------------------------------------------------
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